Form 10-Q
period 1997-03-31
ROCKY MOUNTAIN POWER CO
filed 1997-08-22
CIK 1030984

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         March 31, 1997
                             --------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.

For the transition period from                   to

Commission File Number            0-22027
                             ------------------

                         ROCKY MOUNTAIN POWER CO.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                           84-0503585
      ------------------------------            ----------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO      80046
  ------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                            (303) 792-2466
            --------------------------------------------------
           (Registrant's telephone number, including area code)


 --------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  [ X ] Yes   [   ] No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  [   ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997, Registrant had 673,808 shares of common stock, $.05 par value, outstanding.

                              INDEX


Page

Number

Part I.   Financial Information

     Item I.   Financial Statements

              Balance Sheets as of March 31, 1997
              and October 31, 1996                                2

              Statement of Operations, Three Months
              Ended March 31, 1997 and March 31, 1996             3

              Statement of Operations, Five Months
              Ended March 31, 1997 and March 31, 1996             4

              Statement of Cash Flows, Three Months
              Ended March 31, 1997 and March 31, 1996             5

              Statement of Cash Flows, Five Months
              Ended March 31, 1997 and March 31, 1996             6

              Notes to Financial Statements                       7

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                         8

Part II.  Other Information                                       9

                    PART I.  FINANCIAL INFORMATION
                     ITEM I.  FINANCIAL STATEMENTS

                       ROCKY MOUNTAIN POWER CO.
                     -----------------------------
                     AND CONSOLIDATED SUBSIDIARIES
                     -----------------------------

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                    ASSETS
                                    ------
                                                   March 31,    October 31,
                                                     1997           1996
                                                   ---------      --------
Current Assets:
  Cash                                           $   757,749   $    33,920
  Certificates of purchase, real estate
   foreclosures                                      852,274       372,074
  Mortgage notes receivable, current
   portion                                           100,970       219,318
  Other                                               38,670        27,333
                                                   ---------       -------
    Total Current Assets                           1,749,663       652,645

Real estate, net of accumulated deprec-
 iation of $28,911 at March 31, 1997 and
 $21,758 at October 31, 1996                       1,586,129     1,039,057
Mortgage notes receivable, net of
 current portion                                     666,255       733,842
Mortgage note receivable, in process
 of foreclosure                                            -       547,634
Other                                                 52,995             -
                                                 -----------   -----------
TOTAL ASSETS                                     $ 4,055,042   $ 2,973,178
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $    20,447   $    30,641
  Notes payable, current portion                   1,018,500        17,347
  Note payable, related party                        150,000       119,700
  Income taxes payable                                 5,670        23,389
  Deferred taxes payable, current portion              7,696         7,696
  Other                                                  900        16,197
                                                   ---------       -------
    Total Current Liabilities                      1,203,213       214,970

Minority interest in equity of consolidated
 subsidiary                                          136,251             -
Deferred taxes payable, long term                     27,439        32,299
Notes payable, net of current portion                622,633       629,131
                                                   ---------       -------
TOTAL LIABILITIES                                  1,989,536       876,400
                                                   ---------       -------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 673,808 shares issued
   and outstanding at March 31, 1997 and
   700,000 shares at October 31, 1996                 33,690        35,000
  Additional paid-in capital                       1,843,083     1,920,298
  Retained earnings                                  188,733       141,480
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,065,506     2,096,778
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 4,055,042   $ 2,973,178
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                           ------------------------
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                    Three Months Ended
                                                   March 31,     March 31,
                                                     1997          1996
                                                   --------      --------
Revenue:
  Rent income                                     $   49,500    $   51,505
  Interest income                                     23,605         8,150
  Other income                                         4,437           550
                                                  ----------    ----------
                                                      77,542        60,205
                                                  ----------    ----------
Expenses:
  Depreciation                                         7,304         7,888
  Interest                                            16,350        17,200
  Real estate taxes and insurance                      3,300         4,399
  Repairs and maintenance                              1,990         2,520
  Utilities and other                                 16,846        13,443
                                                  ----------    ----------
                                                      45,790        45,450
                                                  ----------    ----------
Net income before provision
 for income taxes                                     31,752        14,755

Provision for income taxes                             3,402         2,840
                                                  ----------    ----------
Net income                                        $   28,350    $   11,915
                                                  ==========    ==========
Per Share                                         $      .04    $      .02
                                                  ==========    ==========
Weighted Average Shares Outstanding                  673,808       655,582
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                           ------------------------
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                     Five Months Ended
                                                   March 31,     March 31,
                                                     1997          1996
                                                    -------       -------
Revenue:
  Rent income                                     $   80,236    $   85,841
  Interest income                                     41,009        13,597
  Other income                                         7,991           900
                                                  ----------    ----------
                                                     129,236       100,338
                                                  ----------    ----------
Expenses:
  Depreciation                                        12,173        13,146
  Interest                                            27,295        28,776
  Real estate taxes and insurance                      5,547         7,331
  Repairs and maintenance                              3,319         4,233
  Utilities and other                                 27,979        22,235
                                                  ----------     ---------
                                                      76,313        75,721
                                                  ----------     ---------
Net income before provision
 for income taxes                                     52,923        24,617

Provision for income taxes                             5,670         4,739
                                                  ----------    ----------
Net income                                        $   47,253    $   19,878
                                                  ==========    ==========
Per Share                                         $      .07    $      .03
                                                  ==========    ==========
Weighted Average Shares Outstanding                  673,808       655,582
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                          ------------------------
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Three Months Ended
                                                      March 31,   March 31,
                                                        1997        1996
                                                      ---------   ---------
Cash Flows Operating Activities:
  Net income                                        $   28,350  $   11,915
  Depreciation                                           7,304       7,888
  Increase (decrease) in income taxes payable          (17,719)        637
  (Decrease) in deferred income taxes payable           (4,860)          -
  (Decrease) in accounts payable and accrued
    expenses                                           (15,290)     (8,887)
  Other                                                 (6,802)       (310)
                                                    ----------- -----------
Net Cash Provided by (Used in) Operating Activities     (9,017)     11,243
                                                    ----------- -----------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase           (774,153)          -
  Proceeds from redemptions of certificates
   of purchase                                         160,390           -
  Collection of notes receivable                        98,721       2,343
  Other                                                 69,091           -
                                                    ----------  ----------
Net Cash Provided by (Used in) Investing Activities   (445,951)      2,343
                                                    ----------- ----------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                   1,000,000           -
  Additional paid-in capital                            11,849           -
  (Repayment of) mortgage notes payable                  3,207      (7,353)
  (Repayment of) loan from related party              (119,700)          -
  Loan from related party                              150,000           -
                                                    ----------  ----------
Net Cash Provided by
 Financing Activities                                1,045,356      (7,353)
                                                    ----------  -----------
Increase in Cash                                       590,388       6,233

Cash, Beginning of Period                              167,361     269,208
                                                    ----------  ----------
Cash, End of Period                                 $  757,749     275,441
                                                    ==========  ==========
Interest Paid                                       $   16,350  $   17,200
                                                    ==========  ==========
Income Taxes Paid                                   $   23,389  $    3,461
                                                    ==========  ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                          ------------------------
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Five Months Ended
                                                      March 31,   March 31,
                                                        1997        1996
                                                      ---------   ---------
Cash Flows Operating Activities:
  Net income                                        $   47,253  $   19,878
  Depreciation                                          12,173      13,146
  Increase (decrease) in income taxes payable          (17,719)        637
  (Decrease) in deferred income taxes payable           (4,860)          -
  (Decrease) in accounts payable and accrued
    expenses                                           (25,491)    (14,812)
  Other                                                (11,337)       (339)
                                                       --------    --------
Net Cash Provided by (Used in) Operating Activities         19      18,510
                                                       --------    --------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase           (852,274)          -
  Proceeds from redemptions of certificates
   of purchase                                         372,074           -
  Collection of notes receivable                       185,935       3,905
  (Acquisition) of real estate                               -     (38,093)
  Other                                                (29,419)          -
                                                       --------    --------
Net Cash Provided by (Used in) Investing Activities   (323,684)    (34,188)
                                                      ---------    --------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                   1,000,000           -
  Additional paid-in capital                            11,849           -
  (Repayment of) mortgage notes payable                  5,345     (12,255)
  (Repayment of) loan from related party              (119,700)          -
  Loan from related party                              150,000           -
                                                      ---------    --------
Net Cash Provided by
 Financing Activities                                1,047,494     (12,255)
                                                     ---------     --------
Increase (decrease) in Cash                            723,829     (27,933)

Cash, Beginning of Period                               33,920     303,374
                                                     ---------     -------
Cash, End of Period                                 $  757,749     275,441
                                                    ==========  ==========
Interest Paid                                       $   27,295  $   28,776
                                                    ==========  ==========
Income Taxes Paid                                   $   23,389  $    3,461
                                                    ==========  ==========


The accompanying notes are an integral part of the financial statements.

                       ROCKY MOUNTAIN POWER CO.
                       ------------------------
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997
                            (Unaudited)

(1) Condensed Financial Statements
    ------------------------------
    The financial statements included herein have been prepared by Rocky Mountain Power Co. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Aspen Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the October 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Rocky Mountain Power Co. later in the year.

    The management of Rocky Mountain Power Co. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

    The Company was a relatively inactive public shell corporation for the two years preceding the business combination with Prime Rate Investment Enterprises, Inc. (PRIME) effective March 31, 1997. Since the controlling shareholders of PRIME control RMPC after the business combination, the transaction was accounted for as a reverse acquisition. The financial statements of PRIME are presented in this filing since for accounting purposes, PRIME is the acquiring entity. Effective April 30, 1997, PRIME was merged into RMPC with Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), a wholly-owned subsidiary of PRIME becoming a wholly-owned subsidiary of RMPC. After the merger of PRIME into RMPC effective April 30, 1997, the $136,251 minority interest in PRIME was exchanged for common stock of RMPC, increasing the Company's stockholders' equity to approximately $2,200,000.

(2) Per Share Information
    ---------------------
    Net income per share was computed using the weighted average number of common shares outstanding during the period.

(3) Short-term Borrowing
    --------------------
    During the quarter ended March 31, 1997, the Company engaged in short-term borrowing with a commercial bank for $1,000,000, collateralized initially by all of the assets of the Company. Proceeds of the borrowings are designated for certificates of purchase. Interest is payable at 1% over the prime rate.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Rocky Mountain Power Co. (the "Company") was organized as a Colorado corporation on September 30, 1958. The Company is principally in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. Statements in this section relating to the Company's plans and expectations are forward-looking. Actual results of future events could differ materially based on general economic conditions, interest rates, the real estate market generally and the areas in which the Company operates.

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended March 31, 1997 and 1996 and the five (5) months ended March 31, 1997 and 1996, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The Company was a relatively inactive public shell corporation for the two years preceding the business combination with Prime Rate Investment Management Enterprises, Inc. (PRIME) effective March 31, 1997. Since the controlling shareholders of PRIME control RMPC after the business combination, the transaction was accounted for as a reverse acquisition. The financial statements of PRIME are presented in this filing since for accounting purposes, PRIME is the acquiring entity. Effective April 30, 1997, PRIME was merged into RMPC with Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), a wholly-owned subsidiary of PRIME becoming a wholly-owned subsidiary of RMPC. PRIDE is the operating company and RMPC is principally a holding company. PRIME formerly had an October 31 year end. The Company has adopted June 30 as its year end.

Results of Operations
---------------------
Revenue for the three and five month periods ended March 31, 1997 increased from the three and five month periods ended March 31, 1996 as follows:

                                   1996       1997     Increase
                                 --------   --------   --------
Three Months Ended March 31,     $ 60,205   $ 77,542   $ 17,337

Five Months Ended March 31,      $100,338   $129,236   $ 28,898

Revenue increased principally due to the investment in the Racquetball/Health Club Facility in Orange County, California during November 1996. This property was acquired through foreclosure of a delinquent note receivable which was contributed to the Company for common stock of the Company.

Operating expenses were $45,450 during the three month period ended March 31, 1996 as compared to $45,790 during the three month period ended March 31, 1997. Operating expenses were $75,721 during the five month period ended March 31, 1996 as compared to $76,313 during the five month period ended March 31, 1997. Total operating expenses have remained relatively constant during the respective periods.

Net income after provision for income taxes amounted to $28,350 during the three month period ended March 31, 1997 as compared to $11,915 during the three month period ended March 31, 1996, an increase of $16,435.

Interest income increased threefold as a result of an increase by $1,000,000 in borrowed funds which in large part were invested in short-term interest bearing accounts and certificates of purchase.

Net income after provision for income taxes for the five month period ended March 31, 1997 was $47,253 as compared to $19,878 during the five month period ended March 31, 1996, an increase of $27,375.

The Company has limited general and administrative expenses because it pays no salaries and maintains offices on a shared basis, at no cost, at the offices of its president. The Company retains independent entities to manage its rental properties.

Liquidity and Capital Resources
-------------------------------
Current assets increased from $652,645 at October 31, 1996 to $1,749,663 at March 31, 1997, an increase of $1,097,018. Current liabilities increased from $214,970 at October 31, 1996 to $1,203,213 at March 31, 1997, an increase of
$988,243. The increase in current assets and current liabilities was principally caused by the bank line of credit in the amount of $1,000,000. This line of credit has been established and used to acquire] real estate foreclosure certificates of purchase. The remainder of the increase in current assets is principally the result of the Company's net income of $47,253 and the collection of principal payments on long-term mortgage notes receivable in the amount of $67,587 during the five month period ended March 31, 1997.

Working capital was $546,450 at March 31, 1997 as compared to $437,675 at October 31, 1996. The Company's stockholders' equity was $2,065,506 at March 31, 1997. After the merger of PRIME into RMPC effective April 30, 1997, the $136,251 minority interest in PRIME was exchanged for common stock of RMPC, increasing the Company's stockholders' equity to approximately $2,200,000.

The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations, other than interest rates on the line of credit which are based on a floating rate over prime would be higher. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

                          PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

  None.

Item 3.   Defaults upon Senior Securities

  None.

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

Item 5.   Other Information

  None.

Item 6.   Exhibits and Reports on Form 8-K

  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                        ROCKY MOUNTAIN POWER CO.



BY(Signature)                       /s/ Michael L. Schumacher
(Date)                              August 20, 1997
(Name and Title)                    President, Chief Executive Officer and
                                    Chief Financial Officer