Form 10-K
period 1996-12-31
ROCKY MOUNTAIN POWER CO
filed 1997-09-29
CIK 1030984

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

                           (Mark One)

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended
    X    December 31, 1996
--------
                               or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
--------

  For the Transition Period from ____________ to _____________

          Commission File Number        0-22027
                                 --------------------
                    ROCKY MOUNTAIN POWER CO.
   ----------------------------------------------------------
  (Name of Small business Issuer as Specified in its charter)

                             N/A
                 -----------------------------
                 (Previous name of Registrant)

             Colorado                                84-0503585
  ---------------------------------            -----------------------
    (State or other jurisdiction
  of incorporation or organization)            (IRS Employer ID Number)


12835 E. Arapahoe Road, T-II #110, Englewood, Colorado         80112
--------------------------------------------------------    ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:       (303) 792-2466

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock                      Name of each exchange on which registered
                                   -----------------------------------------
                                                      N/A

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(b) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

       YES     X     NO
          ----------   ---------
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

  The Issuer's revenues for its most recent eight month period were $340,845.

  The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because there is no market for the common stock.

     As of June 30, 1997, 749,742 shares of common stock were outstanding.

     Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format
                          (Check One):
               Yes                 No     X
                  -----------        --------------

                             PART I

Item 1.  Description of Business

     General

Rocky Mountain Power Co. (RMPC) is a corporation which was formed under the laws of the State of Colorado on September 30, 1958. The Articles of Incorporation of the Company authorize it to issue 100,000,000 shares of common stock with $.05 per share par value and 200,000 shares of preferred stock with a par value of $25.00 per share.

     Recent Developments

During December 1996, and subsequently amended March 20, 1997, RMPC entered into an agreement with Prime Rate Investment Management Enterprises, Inc. (PRIME), a Colorado corporation, incorporated on May 1, 1995. Under the terms of the amended agreement, PRIME became a 93.65% owned subsidiary of RMPC. Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), a wholly owned subsidiary of PRIME) owned approximately 40% of the issued and outstanding common stock and 100% of the issued and outstanding preferred stock of RMPC prior to the March 31, 1997 business combination/reorganization. Effective April 30, 1997 PRIME was merged into RMPC with PRIDE then becoming a wholly-owned subsidiary of RMPC.

The Company's Board of Directors and stockholders approved a 1 for 50 reverse stock split. Effective March 31, 1997, the effective date of the business combination/reorganization, the preferred stock of RMPC was cancelled and shares of RMPC common stock were issued for PRIME and for cancelling of the preferred and common shares of RMPC owned by PRIDE. The shares of RMPC representing 40% ownership of RMPC by PRIDE were also cancelled. Upon completion of the business combination/reorganization, and merger of PRIME into RMPC, the former PRIME shareholders own approximately 97% of the approximate 718,226 shares outstanding of RMPC and the transaction has been accounted for as a reverse acquisition. The business combination that occurred March 31, 1997 was a transaction between two related parties and, therefore, not at arms-length. Mr. Michael L. Schumacher and Mr. George A. Powell are President and Vice-President, respectively of both RMPC and PRIME. Mr. Schumacher and Mr. Powell are the sole directors of PRIME and are two of the five directors of RMPC. Prior to the business combination, RMPC had approximately 218 shareholders and PRIME had approximately 232 beneficial shareholders. PRIDE was a wholly-owned subsidiary of PRIME and was a shareholder of RMPC prior to the business combination and owned approximately 40% of RMPC. Mr. Schumacher had beneficial ownership of approximately 30% of PRIME and Mr. Powell had approximately 1% beneficial ownership of PRIME. Seven other stockholders owned beneficially various percentages ranging from approximately 3% to 10% each. These nine individuals beneficially owned together approximately 90% of PRIME and own approximately 87% of RMPC after the business combination. To effect this business combination, RMPC issued 655,582 shares of common stock to 12 shareholders of PRIME in exchange for their 93.65% ownership of PRIME while PRIDE returned its 40% ownership of RMPC for cancellation; thus, the net effect was that the former owners of PRIME became 97% owners of RMPC, resulting in a change in control of RMPC. References to ("the Company") refer to RMPC and subsidiaries on a combined basis. All references to PRIME refer to Prime Rate Investment Management Enterprises, Inc., the full name as shown in the financial statements. RMPC and PRIME have not been subject to any bankruptcies, receiverships or similar proceedings.

After completion of the merger of PRIME into RMPC, RMPC has approximately 450 shareholders.

RMPC filed a registration statement Form 10-SB which became effective during the period ended June 30, 1997. The RMPC common stock is traded on the NASDAQ Bulletin Board under the symbol RMPC.

The principal executive offices of the Company are located at 12835
E. Arapahoe Road, T-II, #110, Englewood, Colorado 80112, and the
Company's telephone number is (303) 792-2466.

The Company has selected June 30 as its fiscal year end.

     Description of Business

RMPC was previously in the business of investing in water rights in Colorado. During the three years ended June 30, 1996 and subsequent to June 30, 1996, prior to the business combination, RMPC had no operating income and incurred various operating expenses totaling approximately $36,000, $30,000 and $10,000, respectively, during the three years ended June 30, 1994, 1995 and 1996. In addition, during the year ended June 30, 1995, RMPC wrote off its investment in water rights resulting in a loss of approximately $445,000. RMPC was originally decreed certain conditional water rights in Garfield and Eagle Counties, Colorado, on the South Fork of the White River and some tributaries. These water rights required continued due diligence activities to maintain those water rights. RMPC did not file the required application for due diligence by June, 1995, thus, the water rights lapsed. The carrying amount of approximately $445,000 of RMPC's investment in the water rights was charged against operations for the year ended June 30, 1995. RMPC has no remaining claims related to the lapsed water rights and has no claim against any individual, entity or the federal government for the loss. During the year ended June 30, 1995, RMPC abandoned all water rights previously controlled. Effective November 1, 1996, RMPC acquired nine residential lots in exchange for 12,000 shares post split shares of its common stock issued to PRIDE. RMPC also acquired effective November 1, 1996, approximately $800,000 of mortgage loans from PRIDE in exchange for 32,000 shares of $25.00 par value, 6% cumulative preferred stock. The principal balances on these mortgage loans totalled approximately $800,000 with a weighted average interest rate of approximately 8% per annum. As a part of the business combination effective March 31, 1997, these common and preferred shares were cancelled.

As of June 30, 1997 the Company had $1,563,977 invested in mortgage notes receivable. The Company's investments in mortgage loans are collateralized principally by deeds of trust on real estate located primarily in Colorado, California and Arizona. As of June 30, 1997, the Company had 8 mortgage loans receivable from one individual totalling approximately $1,190,000. The loans as a percentage of value of the real estate collateral are approximately 90%. The Company also had, as of June 30, 1997 11 mortgage loans receivable from another non-affiliated individual totalling approximately $285,000. The second individual's loans as a percentage of value of the real estate collateral are approximately 100% but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. These mortgage loans to the two individuals are a material concentration of credit risk.

The business purposes of the reverse acquisition from PRIME's perspective include a larger stockholder base, the potential to possibly utilize certain net operating loss carryovers of RMPC, having a corporate charter that dates back to 1958, and the continued service of certain directors and an officer of RMPC. From RMPC's perspective, the business purpose was principally to become engaged in an active business for the benefit of its shareholders.

As a result of the foregoing, RMPC initially became the holder of 93.65% of the outstanding shares of PRIME. Each of the twelve beneficial shareholders of PRIME who exchanged their respective shares was an officer, director or principal shareholder of PRIME and by reason thereof had access to all material information about PRIME and were provided with all material information about the business and financial position of the Company. Further, each such person is sophisticated and knowledgeable in business and financial matters and is able therefore to evaluate the information about PRIME and the Company without need for protections that may be available if the transactions were the subject of a registration statement under the Securities Act of 1933. It is the position of the Company that the exchange transactions with the twelve shareholders of PRIME are exempt from registration under the 1933

Act by reason of Section 4(2) as being transactions by an issuer not involving a public distribution.

The remaining outstanding shares of PRIME representing approximately 6.35% of the total outstanding shares were held beneficially by 82 individuals. Effective April 30, 1997 pursuant subject to the notice provisions of the Colorado Business Corporation Act, the Company merged PRIME into RMPC through action of the Boards of Directors of both companies and without seeking approval of the respective shareholders of each company. Section 7-11-104 of the Colorado Business Corporation Act authorizes a merger of a parent and subsidiary without a vote of shareholders of either company if the parent holds at least 90% of the outstanding shares of the subsidiary. Since there was no shareholders' vote or consent on this matter, there was no sale, as contemplated by Rule 145 under the 1933 Act, of the Company's common stock which was issued to the remaining shareholders of PRIME and thus, the transaction was not subject to the registration requirements of
Section 5 of the 1933 Act.

PRIDE, is principally in the real estate investment business.
PRIDE owns residential rental real estate in California, Arkansas and a health/racquetball club in California. PRIDE also is in the business of investing in foreclosure sale real estate certificates of purchase in the Denver Metropolitan area. PRIDE acquires the certificates of purchase by bidding at foreclosure sales. Under Colorado statutes, there is generally a minimum redemption period of seventy-five (75) days whereby the property owner can redeem the foreclosed property by paying the certificate of purchase balance bid price plus interest at the rate specified on the mortgage note, plus reimbursement of certain costs and expenses incurred by the holder of the certificate of purchase during the redemption period. If the former property owner fails to redeem the property, then junior lienholders have a right to redeem. If the property is not redeemed, the holder of the certificate of purchase will be granted title to the property. It is PRIDE's investment policy to invest in certificates of purchase that have sufficient equity such that it is likely that the property will be redeemed.

     The Market Opportunity

The market opportunity for investments in foreclosure real estate certificates of purchase varies depending upon such factors as interest rates, general economic conditions and real estate construction costs. The Company markets its real estate generally through listings with real estate brokers.

     Competition

PRIME's real estate business is highly competitive. There are thousands of real estate investors in the United States of America that are investing in similar rental properties. The level of competition in the acquisition, sale and renting of real estate properties is effected by economic conditions in the area as well as interest rates available to borrowers. PRIME's business of investing in certificates of purchase is also highly competitive since there is open bidding allowed on all real estate foreclosures. Typically at the foreclosure sales, there will be between five and twenty individuals in attendance and between three and seven actual bidders in addition to the foreclosing lenders bidding on the properties collateralizing their loans.

     Employees

The Company has no full time employees. Mr. Michael L. Schumacher, the Company's President, Mr. George A. Powell, the Company's Vice President and Mr. James D. Phelps, the Company's Secretary/ Treasurer devote approximately 25%, 50% and 1% respectively, of their time to the Company's business. The real estate properties are managed by various independent property management companies.

Item 2.  Description of Property

(a) PRIDE and RMPC currently use minimal office space and facilities provided at no cost by the Company's President.

(b) PRIDE and its subsidiaries invest in real estate and real estate mortgages primarily for rental and interest income. By investing in real estate that provides current income plus the opportunity of long-term capital gains, the Company is attempting to realize reasonable current operating income plus a potential hedge against long-term inflation. Historically residential real estate values have appreciated at least equal to the inflation rate, but there can be no assurance of future appreciation. The Company has no limitations or policies on the percentage of assets which may be invested in any one investment, or type of investment.

     (1) The Company may invest in any type of real estate but currently principally has investments in residential rental houses. The Company also owns one residential condominium and thirteen residential lots. The Company engages independent property management companies to manage the rental properties. The property management companies find tenants, collect the rent and pay certain expenses on the Company's behalf and remit net rent monthly to the Company. The Company has financed its real estate acquisitions with its own capital plus assumption of existing loans on properties or owner carry back loans on properties. The Company has no limitation policy on the number or amount of mortgages which may be placed on any one piece of property. Appropriateness of real estate investments and related financing decisions are determined by the officers of the Company.

     (2) The Company's investments in mortgage loans are principally loans carried back on properties sold. Management has no current plans to actively invest in mortgage loans other than those related to properties sold by the Company. The Company has and may continue to provide carry back loans on properties equal to 100% of the sales price of properties if adequate additional collateral is provided.

     (3) The Company currently has no investments and no plans to invest in securities of or interests in persons primarily engaged in real estate activities.

(c ) As of June 30, 1997, the Company had one single investment in real estate which amounted to ten percent or more of the total assets of the Company. The Company obtained title to this 18,500 square foot health club/racquetball court facility in Orange County, California by foreclosing on a first mortgage loan contributed to the Company by a shareholder in exchange for additional common stock of PRIME. The principal balance, plus accrued interest, plus related expenses totalled approximately $550,000 at the time of the foreclosure sale. The Company now owns the building located on ground, subject to a land lease with approximately 36 years remaining. Monthly ground lease payments approximate $2,500. The property has one tenant that occupies the total facility, with a ten year lease which commenced in October, 1996. Monthly triple net lease payments start at approximately $7,200 and increase to approximately $9,000 over the ten year term. The tenants have an option to renew the lease for an additional ten year period at the market rate, but not less than approximately $9,000 per month. The current annual triple net lease rate is approximately $5.00 per square foot. The Company is depreciating its investment in this facility over the 39 year land lease term on a straight-line basis. The federal income tax basis is approximately $550,000. Real estate taxes on this property are approximately $8,400 annually which amount to approximately 1.5% of the $550,000 cost basis. The Company has no plans to renovate or improve this property. The tenant has incurred approximately $100,000 related to tenant improvements on this property. There are numerous other health club/racquetball facilities in Orange County, California, and numerous properties which are not now being used as this type of facility, but could be converted to this use. As such, should the tenant vacate the property or fail to pay rent, the Company could have difficulty in finding another tenant. Management believes that the property has adequate insurance coverage. This property is free and clear with no mortgage on it. As of June 30, 1997 the tenant of this racquetball facility was in arrears about $17,000 on its rent payments.

In addition to the Company's investment in the health club/racquetball facility, the Company has approximately $289,000 invested in other real estate. Generally summarized as follows:

     Description
     -----------
     Three acres of land with a rental home on the property
     located in Oakhurst, California, near Yosemite National
     Park.  This property is zoned for multiple family housing.$    160,000

        One rental home located in Fairfield Bay, Arkansas           40,000

     Seventeen residential lots located in Nebraska, Arkansas,
             Texas, Florida and North Dakota                         89,000
                                                                 ----------
                                                               $    289,000
                                                                 ==========
All of the above properties are free and clear of encumbrances.
All of the rental houses have annual leases. There are no options or contracts related to the sale of any of the properties owned by the Company. There are no plans for renovation, improvement or development of any of the properties owned. The Company intends to hold the residential rental properties for their current income production and also for the possibility of long-term capital gains. Management believes that all properties have adequate insurance coverage. The residential rental properties have had vacancies of less than 5% during the last two years.

Item 3.  Legal Proceedings

RMPC is not party to any material legal proceeding, nor is the Company's property the subject of any material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

During the period ended June 30, 1997, the shareholders of the Company approved (a) a one for fifty reverse stock split, (b) the increase in the authorized common stock to 100,000,000 shares, (c) the change in the par value of the common stock to $.05, (d) the authorization of 200,000 shares of $25.00 preferred stock, (e) the appointment of the independent auditing firm, and (f) the election of Michael L. Schumacher, George A. Powell, Robert S. Benham, Norman L. Horsfield and Robert F. Moreland.

                            PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters

     (a) Market Information.  As of June 30, 1997 there was no
         -------------------
     public trading market for RMPC common stock. Subsequent to June 30, 1997, the RMPC common stock became listed on the NASDAQ Bulletin Board under the symbol "RMPC."

     The Company has applied for quotation of the Common Stock on the NASDAQ Small Cap Exchange operated by the National
     Association of Securities Dealers, Inc. and has initially been denied listing status. The Company is currently appealing the decision.

     (b) Holders.  RMPC has approximately 749,742 shares of common
         --------
     stock issued and outstanding as of June 30, 1997, which are held by approximately 450 shareholders. Of such shares, approximately 40,000 shares, held by approximately 225 shareholders are eligible for resale. The remaining shares are restricted shares under Rule 144. The Company presently has no existing stock option or other plans nor are there any outstanding options, warrants or securities convertible into Common Stock.

     (c) Dividend Policy.  RMPC has never paid a dividend on its
         ----------------
     common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

Item 6.  Management's Discussion and Analysis or Plan of Operations

     Plan of Operations

     GENERAL

RMPC was organized on September 30, 1958 but was relatively inactive during the past three years. RMPC formerly held interests in certain water rights in Colorado that now have been abandoned.
As described in Part I, Item 1, RMPC entered into a business combination with PRIME, principally in the real estate investment business.

     RESULTS OF OPERATIONS (PRIME CONSOLIDATED)

Six Months Ended October 31, 1995 and Year Ended October 31, 1996
-----------------------------------------------------------------
Revenue for the six months ended October 31, 1995 was approximately

$110,000. Revenue for the year ended October 31, 1996 was approximately $342,000. From inception to October 31, 1995, rent income totalled approximately $96,000 and interest income totalled approximately $14,000. For the year ended October 31, 1996, rent income totalled approximately $151,000 and interest income totalled approximately $85,000. The gain on sale of real estate totalled approximately $101,000 during the year ended October 31, 1996 and the gain on the sale of security investments totalled approximately $5,000 during the year ended October 31, 1996. There were no sales of real estate or security investments during the six month period ended October 31, 1995. During the year ended October 31, 1996, the Company's management decided to sell its real estate in Colorado resulting in a gain of approximately $101,000, because management believed that the Colorado real estate values reached a peak during 1996. The sale of the Colorado properties resulted in less rental income on a monthly basis in 1996 but increased the interest income per month related to the mortgage notes receivables carried on the properties sold.

Operating expenses were approximately $92,000 during the six month period ended October 31, 1995 as compared to approximately $151,000 during the year ended October 31, 1996. Expenses decreased on a monthly basis during 1996 principally due to less real estate expenses after the Colorado properties were sold.

Eight Months Ended June 30, 1997
--------------------------------
Revenue for the eight months ended June 30, 1997 was approximately $341,000 as compared to revenue of approximately $342,000 for the year months ended October 31, 1996. The average per month for the period ended June 30, 1997 was approximately $43,000 as compared to approximately $28,500 per month for the year ended October 31, 1996. This increase resulted principally from rent on the Company's investment in the racquetball/health club facility in California and increased interest income on new investments in certificates of purchase and on carryback mortgages on real estate sold. The racquetball/health club property was not owned by the Company during the year ended October 31, 1996. The Company, during the year ended October 31, 1996 sold various real estate properties, while carrying back mortgages on the sold properties, resulting in increased interest earned and decreased rental income during the comparable prior period. During the eight month period ended June 30, 1997 and the year ended October 31, 1996 the Company had gains from the sale of real estate of approximately $114,000 and $101,000 respectively. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $167,000 during the eight month period ended June 30, 1997, and approximately $151,000 during the year ended October 31, 1996. The average per month for the period ended June 30, 1997 was approximately $21,000 as compared to approximately $12,500 per month for the year ended October 31, 1996. The increases relate principally to the ground lease payments on the racquetball facility which are approximately $2,500 per month and increased interest costs related to the Company's newly obtained line of credit used to finance some of the acquisitions of the certificates of purchase.

Net income after the provision for income taxes increased from approximately $127,000 during the year ended October 31, 1996 to approximately $133,000 during the eight month period ended June 30, 1997, an increase of approximately $6,000 per month.

     LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company's combined cash balance was approximately $45,000. The Company's current assets at October 31, 1996 totalled approximately $665,000 and its current liabilities totalled approximately $215,000, resulting in net working capital of $450,000, a current ratio of approximately three to one.

At June 30, 1997 the Company had an unrestricted cash balance of approximately $159,000. The Company's current assets at June 30, 1997 totalled approximately $1,833,000 and its current liabilities totalled approximately $1,228,000, resulting in net working capital of approximately $547,000, a current ratio of approximately 1.49 to one.

Effective January 31, 1997 the Company borrowed $1,000,000 from a bank, due on January 31, 1998. The loan was initially collateralized by invested cash balances. The bank agreed to allow substitution of $800,000 of mortgage notes receivable as collateral for $400,000 of the loan and subsequent to January 31, 1997 the Company did substitute collateral for approximately $600,000 of the note payable to the bank. The bank has also agreed in principal that it will allow substitution of other collateral for the remaining $400,000 loan balance, subject to the banks approval and acceptance of the replacement collateral. The Company's President has personally guaranteed the total loan balance as required by the terms of the bank loan agreement. The Company intends to use the proceeds of the bank loan to supplement its cash resources for investments in real estate foreclosure certificates of purchase, contingent upon the bank accepting the certificates of purchase, real estate owned, investments in mortgage loans, or other assets as substitute collateral. The interest rate on the $600,000 portion of the note is one percent over the bank's prime rate, with the rate at closing of the note equal to 9.25%. The interest rate on the remaining $400,000 is at 3% over the rate of interest paid on the invested cash in the bank, resulting in an interest rate of approximately 8% at January 31, 1997 on the $400,000. The bank charged an annual loan fee of 1% on the loan. The Company's President assigned a life insurance policy with a $500,000 death benefit as additional collateral for the loan.

     FINANCIAL POSITION

Stockholders' equity totalled approximately $2,377,000 at June 30, 1997 as compared to approximately $2,097,000 at October 31, 1996, an increase of approximately $280,000. This increase resulted from a net income of approximately $133,000, additional stock issued in the approximate amount of $49,000 and approximately $98,000 related to the business combination transaction.

Management has not made any commitments which will require any material financial resources in excess of resources now available to the Company.

The fiscal year end of the combined company is June 30.

     Subsequent Events

During July, 1997 the Company's note receivable on the Arizona properties of $850,000 and the related underlying notes payable of approximately $585,000 were restructured. The obligor on the $850,000 note assumed the $585,000 in notes collateralized by first mortgages and signed new notes to the Company for the approximate difference of $265,000. These new notes are collateralized principally by second mortgages payable monthly with interest at the rate of 8% per annum, amortized over a 20 year period.

     Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act.

There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) interest rates, (b)
general economic conditions and   specific economic conditions
within the areas where the Company operates.

This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Item 7.  Financial Statements

Please see pages F-1 through F-13.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in the Company's independent accountants.

                            PART III

Item 9.  Directors, Executive Officers, and Control Persons

The directors and officers of RMPC are as follows:

 NAME                   AGE     POSITION(S)                   TENURE

Michael L. Schumacher   48   President and Director         October 31, 1996
                                                            to present
George A. Powell        70   Vice President and Director    October 31, 1996
                                                            to present
James D. Phelps         57   Secretary and Treasurer        1992 to present
Robert S. Benham        54   Director                       October 1996 to
                                                            present
Robert F. Moreland      56   Director                       1989 to present
Norman L. Horsfield     72   Director                       1989 to present


Michael L. Schumacher has been a director and president of RMPC since October 31, 1996. He also has been a director and president of PRIME and its subsidiaries since inception, May 1, 1995. Mr. Schumacher was previously, until 1995, a director and president of Universal Capital Corporation and High Hopes, Inc., both public reporting companies . Universal Capital Corporation was an inactive public shell and High Hopes, Inc. was a real estate investment company while Mr. Schumacher was serving as president and director. Mr. Schumacher is the director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Englewood, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a bachelors degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

George A. Powell has been a director and vice president of RMPC since October, 1996. He also has been a director and vice president of PRIME and its subsidiaries since October, 1996. Mr.
Powell was previously a director and president of Continental

Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

James D. Phelps has been secretary and treasurer of RMPC since September 8, 1992. Mr. Phelps also serves as a board member on the City of Englewood Police Pension Board. Mr. Phelps is temporarily serving as president-treasurer of Mountain Specialists Limited and for the past ten years has been self employed as a consultant/accountant for various clients in the Denver metropolitan area.

Robert S. Benham has been a director of RMPC since October, 1996. Until 1994, Mr. Benham served as a receiver for the State of Colorado, Division of Insurance, for various insurance company receivership and liquidation proceedings. Mr. Benham is currently a director and president of Robert S. Benham & Associates, Inc. (DBA Bookworld, Inc.) in the rare and collectible book business in Aurora, Colorado. Mr. Benham has a bachelors degree in accounting and finance from the University of Denver. Mr. Benham previously was a licensed real estate broker.

Robert F. Moreland has been a director of RMPC for eight years.
Mr. Moreland was also president of RMPC from 1992 through October, 1996. Mr. Moreland is currently employed by the State of Texas General Land Office. Mr. Moreland is a graduate of Louisiana State University and Southern Methodist University School of Law, and is a member of the Colorado and Texas state bars.

Norman L. Horsfield has been a director of RMPC for more than 15 years. Mr. Horsfield has a degree from England in Electrical
Engineering and has retired as an electrical engineer with English Electric Corporation.

Item 10.  Executive Compensation

There was no compensation paid to any officer of RMPC or PRIME other than director fees paid to RMPC directors, and approximately $500 per year paid to Mr. James D. Phelps, Secretary and Treasurer of RMPC for contract accounting services.

     Board of Director Meetings and Committees

The Board of Directors held six meetings during the period ended
June 30, 1997, including any and all written actions in lieu of a meeting. All directors attended all of the meetings of the Board.

During the period ended June 30, 1997, the Company's Board of Directors established an Audit Committee. The function of the Audit Committee is to review the results and scope of the audit and other services provided by the Company's independent auditors, review and evaluate the Company's internal audit and control functions and monitor transactions between the Company and its employees, officers and directors.

     Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1996.

                    Annual Compensation            Long-Term Compensation
                    -------------------            ----------------------
                                                          Awards      Payouts
                                                          ------      -------
                                             Other
                                             Annual  Restricted
                                             Compen-  Stock    Options /LTIP
                                             Sation   Award(s)   SARs  Payouts
Name & Principal     Year  Salary($) Bonus($) ($)       (%)      (#)     ($)
Position            ------ --------- -------- -----  --------- -------- -----
----------------
Michael L. Schumacher 1997   $-        $-      $-      $-         -     $-

(1) Mr. Schumacher received $750 of common stock as directors fees during the period ended June 30, 1997.


     Compensation of Directors

There was no compensation paid to any director of RMPC or PRIME other than $2,750 paid as director fees to RMPC directors during the year ended June 30, 1996, and $2,750 paid as directors fees to RMPC directors for the four months ended October 31, 1996, and $3,500 paid as directors fees to RMPC directors for the eight months ended June 30, 1997.

     Employment Agreements

None

     Long-Term Incentive Plan

None

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of June 30, 1997:

Name and Address                   Amount and Nature             Percent
of Beneficial Holder                of Beneficial                -------
--------------------                  Ownership
                                      ---------
Michael L. Schumacher (1)           219,037 shares               29.215%
12835 E. Arapahoe, T-II, #110
Englewood, CO   80112

Terry and Susan R. Seipelt           52,959 shares                7.064%
11330 North Scioto Avenue
Oro Valley, AZ   85737

Duane Gomer                          68,374 shares                9.120%
26332 Ganiza
Mission Viejo, CA 92692

Ray Foster                           68,206 shares                9.097%
9713 Emperor Avenue
Arcadia, CA    91006

Ray Ellis                            68,315 shares                9.112%
545 N. Trayer
Glendora, CA   91740

Jackie Sanders                       68,304 shares                9.110%
1301 Electric Avenue
Seal Beach, CA    90740

Harold L.  Morris   (2)              73,653 shares                9.824%
3991 MacArthur Blvd. #100
Newport Beach, CA   92660

George A. Powell                      7,399 shares                 .987%
Vice President and Director
7333 S. Fillmore Circle
Littleton, CO 80122

Norman L. Horsfield                     745 shares                 .099%
Director
2567 Wilt Road
Fallbrook, CA   92028

James D. Phelps                         258 shares                 .034%
Secretary/Treasurer
4735 S. Kalamath Street
Englewood, CO 80110

Robert S. Benham                        245 shares                 .033%
Director
9273 E. Eastman Place
Denver, CO 80231

Robert F. Moreland                      163 shares                .022%
Director
12 Parrot Trail
Round Rock, TX 78681

Officers and directors as a         227,847 shares              30.390%
     group (1)

(1) Michael L. Schumacher, President and Director of RMPC and his spouse Zona R. Schumacher are the sole beneficiaries of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan) which will own 215,267 shares of RMPC. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares to be owned by certain relatives of Mr. Schumacher:


 Owner                       Relationship               Number of Shares
---------------             --------------             ------------------
Zona Schumacher                 Spouse                        493
Jada Schumacher                Daughter                       512
Spencer Schumacher               Son                          512
Quinn Schumacher                 Son                          512
Ralph and Alma Schumacher      Parents                        183
Roberta and Timothy Weiss   Sister and her spouse             164
Constance and Gary Novak    Sister and her spouse             164
Cynthia and Greg Becker     Sister and her spouse             164
Katheryn and Ken Zeeb       Sister-in-law and her spouse      164
Lowell and Ginett Janssen   Brother-in-law and his spouse     329
Warren and Cathy Janssen    Brother-in-law and his spouse     164
Rachel and Charles Paprocki Sister-in-law and her spouse      164
                                                            -----
            Total                                           3,525
                                                            =====
Mr. Schumacher disclaims beneficial ownership of an additional
76,703 shares held by the Plan as collateral for promissory notes totalling approximately $240,000 including accrued interest at June
30, 1997. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2000. Failure to collect the note balances and accrued interest at that time would result in the Schumacher Plan obtaining ownership of the 76,703 additional shares.

(2) Harold L. Morris individually owns 5,504 shares of RMPC. In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan which owns 34,978 shares of RMPC. Applegates Landing I, a Harold
L. Morris family partnership owns 24,299 shares. Professional Investors, a Utah Limited Partnership, of which Mr. Morris is a partner, owns 1,679 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

Owner                       Relationship                Number of Shares
---------                  --------------              ------------------
Debra L. Morris               Daughter                       4,796
Gary A. Morris                Brother                        2,397
                                                             -----
            Total                                            7,193
                                                             =====
Mr. Morris disclaims beneficial ownership of an additional 272,880 shares held by Mr. Morris, or entities controlled by him, as collateral for promissory notes, totalling approximately $853,000 including accrued interest at June 30, 1997. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2000. Failure to collect the note balances and accrued interest would result in Mr. Morris, or entities controlled by him, obtaining ownership of the additional 272,880 shares.

     Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, all beneficial ownership reports of officers, directors and holders of 10% of the Company's common stock have been filed on timely reports.

Item 12.  Certain Relationships and Related Transactions

On or about May 1, 1995, PRIME issued 301,311 shares of its common stock, (exchanged for 550,453 shares of RMPC) for assets totalling $1,506,555, consisting principally of real estate and mortgage notes receivable, net of related mortgage notes payable. The real estate assets were appraised by independent appraisers and exchanged for common stock at appraised value which approximated historical cost. Mortgage notes receivable were valued at the unpaid principal balances plus accrued interest, not to exceed the value of the underlying real estate collateral. Approximately one half of the shares were issued to Michael L. Schumacher and one half to Harold L. Morris, or entities controlled by him. During the year ended October 31, 1996, PRIME issued 80,682 shares of its common stock (exchanged for 146,902 shares of RMPC) for mortgage notes receivable valued at $442,268 determined by the unpaid principal balances plus accrued interest, not to exceed the value of the underlying real estate collateral. Approximately 11% of these shares were issued to Michael L. Schumacher and approximately 89% were issued to Harold L. Morris, or entities controlled by them.

Michael L. Schumacher is a director and president and George A. Powell is a director and vice president of PRIME and RMPC. PRIDE, a wholly-owned subsidiary owned approximately 40% of the outstanding common stock and 100% of the outstanding preferred stock of RMPC prior to the business combination. Prior to the business combination, Michael L. Schumacher owned approximately 30% of PRIME. Terry and Susan Seipelt together owned approximately 7% of PRIME. Duane Gomer, Ray Foster, Ray Ellis, Jackie Sanders and Harold L. Morris each owned approximately 10% of PRIME. J. Ben Trujillo owned approximately 2% of PRIME and George A. Powell owned approximately 1% of PRIME. These nine stockholders controlled PRIME and PRIDE through their ownership of approximately 90%.
Since PRIDE owned 40% of RMPC and was by far the single largest stockholder of RMPC, the same nine individuals effectively controlled RMPC. The business combination, therefore, was a transaction between two related parties.

Effective January 6, 1997, Harold L. Morris, sold 149,370 of PRIME's common shares to four individuals. Also, Michael L. Schumacher sold 41,986 shares of PRIME's common stock to two individuals. These shares were sold at approximately $5.50 per share which approximated book value of PRIME. As consideration for these shares, the individuals signed personal non-recourse notes collateralized by the stock. These notes bear interest at 8% per annum with interest due annually and the principal due in three years. These 191,356 shares were exchanged for 314,736 shares of RMPC at the time of the business combination. Mr. Morris and Mr. Schumacher believe these shares were sold at fair market value at reasonable terms. Mr. Morris and Mr. Schumacher sold these shares to allow individuals that have been instrumental in their business careers to be shareholders in the company.

Mr. Morris is considered to be a promoter of the Company. All real estate exchanged by Mr. Schumacher and Mr. Morris for stock was valued at appraised value not to exceed historical cost. Mortgage notes receivable were valued at the unpaid principal and interest balance not in excess of the value of the collateral and also not in excess of historical cost.

Michael L. Schumacher from time to time makes working capital loans to the Company. The loans are uncollateralized, bear interest at 8% per annum and are payable on demand. As of October 31, 1996 and June 30, 1997 the outstanding balances payable to Mr. Schumacher were $119,700 and $150,000 respectively.

As summarized in "Item 11. Security Ownership of Certain Beneficial Owners and Management", Mr. Schumacher and Mr. Morris have beneficial ownership of shares of the Company through their pension plans and various family partnerships. Due to their control and beneficial ownership of these entities, transactions referred to above include transactions with these entities.

Certain shares of PRIME's common stock were originally issued in trust for the benefit of Universal Capital Corporation shareholders. While Mr. Schumacher was not a stockholder of Universal Capital Corporation, he was previously a director and President of Universal Capital Corporation. These shares previously held in trust have been subsequently exchanged for RMPC common stock and distributed to the former Universal Capital Corporation stockholders.

                            PART IV

Item 13.  Exhibits and Reports on Form 8-K

None

                           SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                    ROCKY MOUNTAIN POWER CO.
(Date)                          August 21, 1997
BY:(Signature)                  /s/ Michael L. Schumacher
(Name and Title)                Michael L. Schumacher
                                President, Chief Executive Officer and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  Signature                      Capacity                         Date



/s/ Michael L. Schumacher   President, Chief Executive Officer   August 21,
   Michael L. Schumacher    and Chief Financial Officer           1997


/s/ George A. Powell        Vice President and Director          August 21,
   George A. Powell                                                1997


/s/ Robert S. Benham        Director                             August 21,
   Robert S. Benham                                                1997


/s/ Robert F. Moreland      Director                             August 21,
   Robert F. Moreland                                              1997


/s/ Norman l. Horsfield     Director                             August 21,
   Norman L. Horsfield                                             1997

                  INDEX TO FINANCIAL STATEMENTS

                     ROCKY MOUNTAIN POWER CO.
                  AND CONSOLIDATED SUBSIDIARIES



                       FINANCIAL STATEMENTS


       June 30, 1997, October 31, 1996 and October 31, 1995


      Report of Independent Certified Public Accountants      F-2

     Consolidated Financial Statements:

      Consolidated Balance Sheets                             F-3

      Consolidated Statements of Income                       F-4

     Consolidated Statement of Changes in                     F-5
         Stockholders' Equity

      Consolidated Statements of Cash Flows                   F-6

     Notes to Consolidated Financial Statements               F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Rocky Mountain Power Co.
Englewood, CO   80112


We have audited the accompanying consolidated balance sheets of Rocky Mountain Power Co. and Consolidated Subsidiaries as of June 30, 1997, and October 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the period from May 1, 1995 (date of inception) through October 31, 1995, for the year ended October 31, 1996 and for the eight months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Rocky Mountain Power Co. and Consolidated Subsidiaries as of June 30, 1997 and October 31, 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the period from May 1, 1995 (date of inception) through October 31, 1995, for the year ended October 31, 1996, and for the eight months ended June 30, 1997, in conformity with generally accepted accounting principles.



                                           /s/  Miller and McCollom
                                                Miller and McCollom
                                                Certified Public Accountants
                                                1285 W. Byers Place
                                                Denver, Colorado   80223
July 25, 1997

                       ROCKY MOUNTAIN POWER CO.
                       ------------------------
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------
                     CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                 June 30,    October 31,
                                                  1997           1996
                                                 -------     -----------
Current Assets:
  Cash (Note 7)                               $ 1,159,431   $    33,920
  Certificates of purchase, real estate
   foreclosures (Note 3)                          566,577       372,074
  Mortgage notes receivable, current
   portion (Note 3)                                59,655       219,318
  Deferred income taxes receivable,
   current (Note 6)                                 5,773             -
  Other                                            41,140        27,333
                                                ---------      --------
    Total Current Assets                        1,832,576       652,645

Real estate, net of accumulated deprec-
 iation of $14,267 at June 30, 1997 and
 $21,758 at October 31, 1996 (Note 3)             824,930     1,039,057
Transportation equipment, net of
accumulated depreciation of $125                   14,875             -
Mortgage notes receivable, net of
 current portion (Note 3)                       1,504,322       733,842
Mortgage note receivable, in process
 of foreclosure (Note 3)                                -       547,634
Deferred income taxes receivable, net
 of current portion (Note 6)                       80,827             -
                                                ---------     ---------
TOTAL ASSETS                                  $ 4,257,530   $ 2,973,178
                                                =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                            $     8,301   $    30,641
  Notes payable, current portion (Note 2)       1,018,758        17,347
  Note payable, related party (Note 4)            150,000       119,700
  Income taxes payable (Note 6)                    16,160        23,389
  Deferred taxes payable, current portion
   (Note 6)                                        21,927         7,696
  Accrued expenses and other                       12,523        16,197
                                                ---------       -------
    Total Current Liabilities                   1,227,669       214,970

Deferred taxes payable, long term (Note 6)         41,822        32,299
Notes payable, net of current portion (Note 2)    610,663       629,131
                                                ---------      --------
TOTAL LIABILITIES                               1,880,154       876,400
                                                ---------      --------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
shares authorized, none issued & outstanding           -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 749,742 shares issued
   and outstanding at June 30, 1997 and
   700,000 shares at October 31, 1996              37,487        35,000
  Additional paid-in capital                    2,065,234     1,920,298
  Retained earnings                               274,655       141,480
                                                ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                      2,377,376     2,096,778
                                                ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 4,257,530   $ 2,973,178
                                                =========     =========



The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                           ------------------------
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------
                      CONSOLIDATED STATEMENTS OF INCOME


                                                                 From May
                                                                  1, 1995
                                                                 (date of
                                   Eight Months                 inception)
                                       Ended      Year Ended     through
                                     June 30,     October 31,  October 31,
                                       1997          1996         1995
                                   ------------  ------------  ------------
Revenue:
  Rent income                        $ 117,038    $  150,707   $    96,478
  Interest income                       84,654        85,441        13,738
  Management fee income                 25,386             -             -
  Gain on the sale of real estate      113,767       100,614             -
  Gain on the sale of stock                  -         5,100             -
                                       -------       -------       -------
                                       340,845       341,862       110,216
Expenses:                              -------       -------       -------
  Property management fees               4,138        12,813        10,663
  Rent                                  14,557             -             -
  Depreciation                          20,466        23,431        14,581
  Interest                              73,775        66,490        36,100
  Real estate taxes and insurance        9,998        17,436        11,908
  Repairs and maintenance                6,963         9,046         6,966
  Stock issued for services             12,470             -             -
  Utilities and other                   24,778        21,662        12,016
                                        ------        ------        ------
                                       167,145       150,878        92,234
                                       -------       -------        ------
Net income before provision
 for income taxes                      173,700       190,984        17,982
                                       -------       -------        ------
Provision for income taxes (Note 9):
  Current                               16,160        24,030         3,461
                                       -------       -------       -------
  Deferred                              24,365        39,995             -
                                       -------       -------        ------
                                        40,525        64,025         3,461

Net income                          $  133,175    $  126,959   $    14,521
                                      ========      ========       =======
Per Share                           $      .18    $      .18   $       .03
                                      ========      ========       =======
Weighted Average Shares
 Outstanding                           749,742       700,000       550,453
                                      ========      ========       =======

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              From May 1, 1995 (inception) through June 30, 1997

                        Common      Stock   Additional   Retained
                       No./Shares   Amount    Paid-in    Earnings   Total
                       -----------  Capital ----------- ----------- ------
                                   ----------
Balance at
 May 1, 1995         $     -     $     -     $    -     $    -     $    -

Common stock issued     550,453      27,523   1,479,032      -      1,506,555

Net income for the
 period from May 1,
1995 through October
 31, 1995                  -           -           -        14,521     14,521
                        -------     -------   ---------    -------   --------
Balance at October
31, 1995                550,453      27,523   1,479,032     14,521  1,521,076

Common stock issued     149,547       7,477     441,266       -       448,743

Net income for the
year ended October
31, 1996                   -           -           -       126,959    126,959
                        -------     -------     -------    -------    -------
Balance at October
31, 1996                700,000      35,000   1,920,298    141,480  2,096,778

Additional paid-in
capital from reverse
acquisition/
business
combination              32,704       1,635      96,477        -       98,112

Common stock issued      17,038         852      48,459        -       49,311

Net income for the
eight months ended
June 30, 1997                                              133,175    133,175
                       --------     -------     --------   -------    -------

Balance at June
30, 1997              $ 749,742  $   37,487  $ 2,065,234  $274,655 $2,377,376
                       ========   =========   ==========   =======  =========













  The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       -----------------------------
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 From
                                                              May 1, 1995
                                                                (date of
                                     Eight months              inception)
                                        ended      Year ended    through
                                       June 30,    October 31,  October 31,
                                         1997          1996        1995
                                      -----------  ------------  -----------
Cash Flows Operating Activities:
  Net income                          $  133,175    $  126,959    $   14,521
  Depreciation                            20,466        23,431        14,581
  Increase (decrease) in income
   taxes payable                          (7,229)       19,928         3,461
  Increase in deferred income
   taxes payable                          23,754        39,995          -
  Increase (decrease) in accounts
   payable
   and accrued expenses                  (26,014)       25,865         3,794
  (Gain) on sale of assets               (86,995)     (106,614)         -
                                         -------       -------         -----
Net Cash Provided by Operating
 Activities                               57,157       129,564        36,357
                                         -------       -------        ------
Cash Flows from Investing Activities:
  (Investments) in certificates of
    purchase                            (194,503)     (372,074)         -
  Collection of notes receivable         239,183       151,964         1,149
  (Investment) in mortgage notes
    receivable                              -         (155,366)         -
  (Acquisition) of real estate           (11,748)      (93,316)         -
  Other                                    8,817       (33,215)         -
Net Cash Provided by (Used in)            ------       -------        ------
 Investing Activities                     41,749      (502,007)        1,140
                                          ------       -------        ------
Cash Flows from Financing Activities:
  Common stock issued and additional
   paid-in capital                        13,362         4,000       278,000
  (Repayment) of notes payable           (17,057)      (20,711)      (12,132)
  Loan from bank                       1,000,000          -             -
  Loan from related party                150,000       119,700          -
  (Repayment) of loan from related
   party                                (119,700)         -             -
Net Cash Provided by                   ---------       -------       -------
 Financing Activities                  1,026,605       102,989       265,868
                                       ---------       -------       -------
Increase (decrease) in Cash            1,125,511      (269,454)      303,374

Cash, Beginning of Period                 33,920       303,374          -
                                        --------       -------        ------
Cash, End of Period                   $1,159,431        33,920    $  303,374
                                       =========       =======       =======
Interest Paid                         $   73,775     $  66,490    $   41,042
                                       =========      ========      ========
Income Taxes Paid                     $   24,641     $   4,102    $     -
                                       =========      ========      ========



Note: During the period ended October 31, 1995, 245,711 shares of common stock were issued in exchange for real estate, mortgage notes receivable and other assets, net of related liabilities, with the net equity totalling $1,228,555. During the year ended October 31, 1996, 80,682 shares of common stock were issued in exchange for two mortgage notes receivable totalling $442,268, including accrued interest. Also during the year ended October 31, 1996, real estate was sold in exchange for mortgage notes receivable totalling $856,993 less a mortgage note payable of $32,843 which was assumed. During the period ended June 30, 1997 the Company sold certain real estate with sales prices totalling $850,000 whereby the Company received a note receivable collateralized by a second deed of trust on a real property in the amount of $85,000, as the downpayment. The Company also carried back a note receivable in the amount of $765,000 for the remainder of the purchase price.

The accompanying notes are an integral part of the financial statements.

                       ROCKY MOUNTAIN POWER CO.
                       ------------------------
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         June 30, 1997, October 31, 1996 and October 31, 1995

 (1) Summary of Accounting Policies
     ------------------------------
    This summary of significant accounting policies of Rocky Mountain Power Co. (RMPC) and its wholly-owned subsidiary, Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) and Birch Branch, Inc., and GAP Enterprises, Inc., wholly-owned subsidiaries of PRIDE is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a) Organization and Principles of Consolidation
         --------------------------------------------
         The consolidated financial statements include the accounts of the companies listed above. The Company is principally in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. All intercompany account balances have been eliminated in the consolidation. The Company has selected June 30 as its year end.

         During November 1996, PRIDE exchanged its investment in nine residential lots for approximately 40% ownership of RMPC. Also during November 1996, PRIDE exchanged investments in mortgage notes receivable in the approximate principal amount of $800,000 for preferred stock of RMPC. The preferred stock in the approximate amount of $800,000 had a cumulative dividend rate of 6% per annum. As a part of the business combination agreement, these common and preferred shares were cancelled effective March 31, 1997.

         Effective March 31, 1997, Prime Rate Investment Management Enterprises, Inc. (PRIME) became a 93.65% owned subsidiary of RMPC through the issuance of 655,582 common shares of RMPC. Effective April 30, 1997, PRIME was merged into RMPC. The minority interest shareholders of PRIME were issued 44,418 shares of RMPC, resulting in PRIDE, formerly a wholly-owned subsidiary of PRIME, becoming a wholly-owned subsidiary of RMPC. The business combination agreement was accounted for as a reverse acquisition since former controlling shareholders of PRIME own approximately 96% of RMPC after the combination. The net monetary assets of RMPC at March 31, 1997 totaling approximately $98,112 have been accounted for as additional paid-in capital in the accompanying financial statements. For comparative purposes the balance sheet as of October 31, 1996 and the statements of income, cash flow and changes in stockholders' equity for the periods ended October 31, 1996 and October 31, 1995.

                       ROCKY MOUNTAIN POWER CO.
                       ------------------------
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         June 30, 1997, October 31, 1996 and October 31, 1995


 (1) Summary of Accounting Policies, Continued
     -----------------------------------------
     (a) Organization and Principles of Consolidation, Continued
         -------------------------------------------------------
    PRIME and consolidated subsidiaries has been presented. RMPC was an inactive shell corporation during the two years prior to the business combination with PRIME and PRIDE.

    (b)  Per Share Information
         ---------------------
         Per share information is based upon the weighted average number of shares outstanding during the period.

     (c) Investment in Real Estate and Related Depreciation
         --------------------------------------------------
         The Company's investments in rental real estate are carried at cost, net of accumulated depreciation. Real estate owned consists principally of single family and condominium residential residences located principally in Colorado, Arizona and California. Real estate also includes the Company's investment in a health club/ racquetball building as further described in Note 3. Deprecation is being computed using the straight-line method over estimated useful lives of 40 years. Depreciation on the health club/racquetball facility is being computed over 36 years, the remaining term of the underlying ground lease.
      Major renovations are capitalized. Repairs and maintenance costs are expensed as incurred.

    (d)  Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       ROCKY MOUNTAIN POWER CO.
                       ------------------------
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         June 30, 1997, October 31, 1996 and October 31, 1995


(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
  (e)   Geographic Area of Operations and Interest Rates
       -------------------------------------------------
         The Company owns properties principally in Colorado, California and Arkansas. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in four areas, this concentration of operations results in an associated risk and uncertainty.

  (f)  Provision for Deferred Income Taxes
       -----------------------------------
         Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. Income tax regulations allow the use of the installment method for reporting sales of assets. The Company has provided a deferred income tax provision for this timing difference.

    (g)  Reverse Stock Split
         -------------------
         Effective November 1, 1996 RMPC effected a one for fifty reverse stock split with RMPC shareholders retaining a minimum of 100 shares each. All references to common stock have been retroactively adjusted to give effect to the reverse stock split.

 (2)  Notes Payable
      -------------
    As of June 30, 1997 the Company had outstanding $1,629,421 of mortgage notes payable collateralized by certain real estate. Monthly payments, including principal and interest at rates ranging from 8.5% to 15%, total approximately $6,800. Maturities of notes payable are summarized as follows:

 Year ending June 30,
    1998                          $1,018,758
    1999                              21,103
    2000                              23,758
    2001                              26,766
    2002                              23,185
      Thereafter                     515,851
                                    --------
        Total                     $1,629,421
                                   =========

                       ROCKY MOUNTAIN POWER CO.
                       ------------------------
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         June 30, 1997, October 31, 1996 and October 31, 1995


 (3) Concentration of Credit Risk

    The Company's material concentration of credit risk consists principally of investments in mortgage loans and certificates of purchase. The Company's investments in mortgage loans are collateralized principally by first deeds of trust in real estate located primarily in Colorado and California. At June 30, 1997, the Company had eight mortgage loans receivable from one individual totalling approximately $1,190,000. The loans as a percentage of value are approximately 90%. The Company also had eleven mortgage loans receivable from another individual totalling approximately $285,000. The second individual's loans as a percentage of value are approximately 100% but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another
  property owned by this individual.   The weighted average interest rate on
  mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

    The Company has four investments in foreclosure certificates of purchase totalling $566,577 as of June 30, 1997. These certificates of purchase entitle the Company to receive interest at the original foreclosed mortgage loan rate over the redemption period, which is generally 75 days, or title to the property if not redeemed within the redemption period. Interest rates on the Company's investment in certificates of purchase range between 7% and 10.235%.

    As of October 31, 1996, the Company had an investment in a first mortgage note receivable with a health club/racquetball building as collateral. As of October 31, 1996, the note was in default and the Company was in the process of foreclosing on the property. During November, 1996, the Company obtained title to this property at the foreclosure sale. The approximate $550,000 carrying value of this note represented the unpaid principal balance of the note plus costs incurred related to the property during the foreclosure period. This property is located in Orange county, California and is on land that is leased under a long-term ground lease with approximately 39 years remaining. The ground lease payments are currently approximately $2,500 per month with provisions for future inflationary increases. The building is leased to a tenant under a ten year triple net lease that became effected in March 1996. Rent under the terms of the lease amounted to approximately $7,200 per month for October, November and December 1996, then increased to $7,575 in January 1997, with various increases throughout the ten year lease period with the monthly rent approximately $9,000 in the tenth year. The tenants have an option to renew the lease for an additional ten year period at fair market value,
  but not less than approximately $9,000 per month.   The lease is a net
  lease with

                    ROCKY MOUNTAIN POWER CO.
                    ------------------------
                  AND CONSOLIDATED SUBSIDIARIES
                  -----------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         June 30, 1997, October 31, 1996 and October 31, 1995


(3)  Concentration of Credit Risk, Continued
     ---------------------------------------
    the tenants being required to pay all expenses related to the building. This building was contributed to the Company by a stockholder of the Company in exchange for 71,132 shares of the Company's common stock, totalling $391,226, equaling the principal and accrued interest on the note at the time of exchange. The difference between the $391,226 exchange value of the property and the $550,000 relates to additional costs related to this property incurred by the Company during the foreclosure period.

    Included in the carrying value of the note are $24,000 of costs incurred by the tenant related to property improvements. The Company has agreed to reduce the rent by $2,000 per month for 12 months to compensate the tenant for the $24,000 property improvement costs incurred. During November 1996, the Company obtained title to this property at the foreclosure sale and as of June 30, 1997 is carrying its investment in the property at approximately $550,000. The Company is depreciating this property on a straight-line basis over the remaining 36 year term of the ground lease. Management has reviewed the carrying value and has determined that the terms of the lease are sufficient to recover the cost of the property.

(4)  Note Payable, Related Party
     ---------------------------
    As of June 30, 1997, a related party had loaned $150,000 to the Company. This balance is payable on demand and bears interest at the rate of 8% per
  annum.  This loan is uncollateralized.   As of October 31, 1996 the note
  payable balance to a related party was $119,700, which was repaid in full during the period ended June 30, 1997.

(5)  Fair Value Financial Instruments
     --------------------------------
    As of June 30, 1997, the Company had various investments in long term mortgage notes receivable and was obligated under various mortgage notes payable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

                          ROCKY MOUNTAIN POWER CO.
                          ------------------------
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            June 30, 1997, October 31, 1996 and October 31, 1995


(6)  Income Taxes
     ------------
    A reconciliation between the expected income tax provision computed at a federal statutory rate of 39% and the actual income tax provision follows:

                                Eight Months    Year         Six Months
                                    Ended       Ended          Ended
                                   June 30,   October 31,     October 31,
                                    1997          1996            1995
                                 -----------   -----------    ------------
 Expected income tax           $     67,743  $     74,484     $     7,013
 Graduated tax brackets             (16,750)      (16,750)         (4,316)
 Benefit of utilization of net
  operating loss carryover          (10,400)         -               -
 State tax net of federal
  deficit                             5,211         5,730             539
 Other, net                          (5,279)          561             225
                                 ----------     ---------       ---------
                               $     40,525   $    64,025     $     3,461
                                 ==========     =========       =========

           The tax effects of temporary differences that give rise to the deferred tax liability at June 30, 1997 follow:

           Installment sale reporting               $  63,749
           less current portion                       (21,927)
                                                     --------
                                                    $  41,822
                                                      =======

           The change in the deferred tax liability during the eight month period ended June 30,1997 was an increase of $23,754.

           As of June 30, 1997 RMPC had $86,600 of deferred tax assets related to net operating loss carryovers. RMPC had useable loss carryovers of approximately $235,000 expiring in various years through the year 2012. Due to a change in ownership of RMPC the net operating loss carryover has been reduced from approximately $540,000 to approximately $235,000.

                          ROCKY MOUNTAIN POWER CO.
                          ------------------------
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            June 30, 1997, October 31, 1996 and October 31, 1995


     (7)  Notes Payable, Bank
          -------------------
           Effective January 31, 1997 the Company borrowed $1,000,000 from a bank. At the time of closing of the loan, all proceeds were deposited into an interest bearing account in the bank. The total $1,000,000 of interest bearing bank account balances at January 31, 1997 was collateral for the loan. Of this amount, $600,000 is also collateralized by the Company's mortgage notes receivable. The interest rate on the $600,000 portion of the loan is a floating rate equal to 1% over the bank's prime rate. The bank has agreed to allow certificates of purchase as collateral for the $600,000 portion of the loan during the loan period. During the period ended June 30, 1997 the Company utilized $400,000 of the $600,000 borrowed funds to acquire certificates of purchase which were redeemed prior to June 30, 1997. Subsequent to June 30, 1997 the Company has utilized $600,000 of the loan proceeds to acquire additional certificates of purchase. The Company paid a $6,000 loan fee related to this portion of the loan.

           The remaining $400,000 of the notes payable is collateralized by the interest bearing bank account. The bank has agreed to allow substitution of other collateral for the balance of this loan, solely and subject to approval and acceptance of the replacement collateral by the bank. The interest rate on the $400,000 portion of the loan is equal to 3% over the rate of interest paid on the interest bearing bank accounts used as collateral. The Company has agreed to pay a loan fee in the amount of $1,500 per each three month period that the loan is outstanding. The total principal balance of the notes payable to the bank is due January 31, 1998.

           The Company's President has personally guaranteed the total $1,000,000 balance of the notes payable and has assigned to the bank a life insurance policy with a $500,000 death benefit as additional collateral.

           The Company has agreed to provide annual audited financial statements to the bank. The terms of the loan agreement require that the Company maintain a debt to tangible net worth ratio not to exceed one to one, a debt service coverage ratio of greater than 1.25 to one and a current ratio of greater than one to one.