Form 10-Q
period 1997-09-30
ROCKY MOUNTAIN POWER CO
filed 1997-11-20
CIK 1030984

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         September 30, 1997
                             --------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.

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

                                  [   ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1997, Registrant had 752,537 shares of common stock, $.05 par value, outstanding.

                                  INDEX
                                  -----

                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                  and June 30, 1997                                2

               Statement of Operations, Three Months
                  Ended September 30, 1997 and
                  September 30, 1996                               3

               Statement of Cash Flows, Three Months
                  Ended September 30, 1997 and
                  September 30, 1996                              4

               Notes to Financial Statements                      5

     Item 2.   Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations                                     6

Part II.  Other Information                                      7

                        ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES
                     -----------------------------
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                    ASSETS
                                                 September 30,   June 30,
                                                     1997          1997
                                                 ------------- -------------
Current Assets:
  Cash                                           $   434,499   $ 1,159,431
  Certificates of purchase, real estate
   foreclosures                                    1,022,125       566,577
  Mortgage notes receivable, current
   portion                                            59,844        59,655
  Deferred income taxes receivable,
   current                                             5,773         5,773
  Other                                               43,636        41,140
                                                   ---------     ---------
    Total Current Assets                           1,565,877     1,832,576

Real estate, net of accumulated deprec-
 iation of $16,924 at September 30, 1997 and
 $14,267 at June 30, 1997                            783,132       824,930
Transportation equipment, net of accumulated
 depreciation of $875 at September 30, 1997
 and $125 at June 30, 1997                            14,125        14,875
Mortgage notes receivable, net of
 current portion                                     947,208     1,504,322
                                                     -------     ---------
Other                                                 81,827        80,827
                                                     -------     ---------
TOTAL ASSETS                                     $ 3,392,169   $ 4,257,530
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $    13,587   $     8,301
  Notes payable, current portion                     865,700     1,018,758
  Note payable, related party                              -       150,000
  Income taxes payable                                10,500        16,160
  Deferred taxes payable, current portion             22,500        21,927
  Accrued expenses and other                           6,524        12,523
                                                     -------     ---------
    Total Current Liabilities                        918,811     1,227,669

Deferred taxes payable, long term                     36,642        41,822
Notes payable, net of current portion                 42,400       610,663
                                                     -------     ---------
TOTAL LIABILITIES                                    997,853     1,880,154
                                                     -------     ---------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 752,537 shares issued
   and outstanding at September 30, 1997 and
   749,742 shares at June 30, 1997                    37,627        37,487
  Additional paid-in capital                       2,073,980     2,065,234
  Retained earnings                                  282,709       274,655
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,394,316     2,377,376
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 3,392,169   $ 4,257,530
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                   Three Months Ended
                                                September 30, September 30,
                                                     1997          1996
                                                ------------- -------------
Revenue:
  Rent income                                     $    7,620    $   31,970
  Interest income                                     41,892        37,972
  Management fee income                               19,650             -
                                                      ------        ------
                                                      69,162        69,942
                                                      ------        ------
Expenses:
  Depreciation                                         5,043         3,694
  Interest                                            22,074        14,872
  Rent                                                 7,279             -
  Contract services                                   10,790             -
  Audit and accounting                                 7,622             -
  Other                                                7,379         9,858
                                                      ------        ------
                                                      60,187        28,424
                                                      ------        ------
Net income before provision
 for income taxes                                      8,975        41,518

Provision for income taxes                               920         9,135
                                                      ------        ------
Net income                                        $    8,055    $   32,383
                                                  ==========    ==========
Per Share                                         $      .01    $      .05
                                                  ==========    ==========
Weighted Average Shares Outstanding                  752,537       700,000
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                  September 30,  September 30,
                                                       1997          1996
                                                  -------------  -------------
Cash Flows Operating Activities:
  Net income                                       $     8,055  $   32,383
  Depreciation                                           5,043       3,694
  (Decrease) in income taxes payable                    (5,660)          -
  (Decrease) in deferred income taxes payable           (4,607)          -
  (Decrease) in accounts payable and accrued
    expenses                                              (713)          -
  Common stock issued for services                       8,886           -
  Other                                                 (3,496)          -
                                                        -------     ------
Net Cash Provided by Operating Activities                7,508      36,077
                                                        -------     ------
Cash Flows from Investing Activities:
   (Investments) in certificates of purchase          (879,064)   (228,812)
  Proceeds from redemptions of certificates of
   purchase                                            423,516      88,862
  (Investment) in property                                   -     (60,140)
  Collection of notes receivable                         7,847     160,919
  Other                                                  1,703       2,000
                                                      ---------    --------
Net Cash (Used in) Investing Activities               (445,998)    (37,171)
                                                      ---------    --------
Cash Flows from Financing Activities:
  Common stock issued for cash                               -       4,000
  (Repayment) of bank notes payable                   (134,300)          -
  (Repayment of) mortgage notes payable                 (2,142)     (3,931)
  (Repayment of) loan from related party              (150,000)          -
  Loan from related party                                    -     120,950
                                                      ---------    -------
Net Cash Provided by (Used in) Financing Activities   (286,442)    121,019
                                                      ---------    -------
Increase (Decrease) in Cash                           (724,932)    119,925

Cash, Beginning of Period                            1,159,431      19,230
                                                     ---------     -------
Cash, End of Period                                $   434,499     139,155
                                                   ===========  ==========
Interest Paid                                      $    22,074  $   14,872
                                                   ===========  ==========
Income Taxes Paid                                  $    11,187  $        -
                                                   ===========  ==========

The accompanying notes are an integral part of the financial statements.

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES
                    -----------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997
                            (Unaudited)

 (1)Condensed Financial Statements

    The financial statements included herein have been prepared by Rocky Mountain Power Co. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Aspen Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Rocky Mountain Power Co. later in the year.

    The management of Rocky Mountain Power Co. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                    ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Rocky Mountain Power Co. (RMPC) was organized as a Colorado corporation on September 30, 1958. Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), is a wholly-owned subsidiary of RMPC. PRIDE is the operating company and RMPC is principally a holding company. PRIDE is principally in the real estate ownership and rental business. PRIDE also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. Certain statements in the Report are forward-looking. Actual results of future events could differ materially.


Results of Operations
---------------------
Revenue for the three month period ended September 30, 1997 decreased from $69,942 during the three month period ended September 30, 1996 as compared to $69,162 during the three month period ended September 30, 1997, a decrease of $780.

While the total revenue remained relatively constant, the source of the income changed. Rent income decreased $24,350 due to the sale of a significant portion of the Company's real estate. Interest income increased by $3,920. During the three month period ended September 30, 1996 the Company earned $12,281 of interest on a note receivable related to a racquetball health club facility located in Orange County, California. This property was in the process of foreclosure and the interest income was added to the basis of the property when title to the property was subsequently obtained. There was no interest from this note during the three months ended September 30, 1997. The tenant in the facility did not pay any rent during the three month period ended September 30, 1997. As of September 30, 1997 approximately $35,000 of past due rent was receivable but due to the inability to determine the collectibility of this balance, this revenue has not been included in the financial statements. The Company's other interest income increased $16,201 principally due to increased interest from certificates of purchase and mortgage notes receivable, resulting in a net increase in interest income of $3,920. Property inspection service fee income relates to fees for inspecting properties during the period that the Company owns the certificates of purchase during the foreclosure redemption period. The property inspection service revenue amounted to $19,650 during the period ended September 30, 1997. The Company did not provide any property inspection services during the three month period ended September 30, 1996.

Operating expenses were $28,424 during the three month period ended September 30, 1996 as compared to $60,187 during the three month period ended September 30, 1997, an increase of $31,763.

Contract services were $10,790 during the three month period ended September 30, 1997 which principally related to the Company's inspection services on foreclosure properties during the redemption period. No such contract services were incurred during the three month period ended September 30, 1996. Interest expense increased by $7,202 principally due to interest incurred on the Company's bank line of credit used to finance acquisitions of certificates of purchase. Rent expense amounted to $7,279 during the three month period ended September 30, 1997 and related to the ground lease on the racquetball health club facility. The Company owns the building through a long-term ground lease with approximately 35 years remaining on the lease. Since the Company did not own this facility during the three month period ended September 30, 1996, no rent expense was incurred during that period. The Company incurred $7,622 of audit and accounting fees during the three month period ended September 30, 1997 and none during the three month period ended September 30, 1996. The Company changed its year end from October 31 to June 30 and prior year audit fees were incurred during the three month period ended December 31, 1996.

Net income after provision for income taxes amounted to $8,055 during the three month period ended September 30, 1997 as compared to $32,383 during the three month period ended September 30, 1996, a decrease of $24,328.

The inability to collect the rent from the tenant of the racquetball/health club facility and the related depreciation and ground rent for the property during the three month period ended September 30, 1997 resulted in reduction in net income before taxes of approximately $29,000. Subsequent to September 30, 1997 the company collected $4,000 and received a promissory note for approximately $41,000 from the tenant for past due rent. The note is collateralized by the health club equipment and bears interest at 6% per annum, with scheduled payments commencing in January 1998. Due to the uncertainty of the ability to collect this note, an allowance for doubtful accounts has been provided for the entire balance. The amount, if any, of future collections on this note will be recorded as income as collected.

Liquidity and Capital Resources
-------------------------------
Current assets decreased from $1,832,576 at June 30, 1997 to $1,565,877 at September 30, 1997, a decrease of $266,699. Current liabilities decreased from $1,227,669 at June 30, 1997 to $918,811 at September 30, 1997, a decrease of $308,858. The decrease in current assets and current liabilities was principally the result of repayment of short term notes payable.

Working capital was $647,066 at September 30, 1997 as compared to $604,907 at June 30, 1997, an increase of $42,159. The Company's stockholders' equity was $2,394,316 at September 30, 1997 as compared to $2,377,376 at June 30, 1997, an increase of $16,940. The increase in working capital and stockholders' equity was principally the result of the Company's net income of $8,055 and stock issued for services at $8,886 during the three month period ended September 30, 1997.

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



(Registrant)                             ROCKY MOUNTAIN POWER CO.
BY(Signature)                            /s/Michael L. Schumacher
(Date)                                   November 19, 1997
(Name and Title)                         Michael L. Schumacher,
                                         President