Form 10-Q
period 1997-12-31
ROCKY MOUNTAIN POWER CO
filed 1998-02-12
CIK 1030984

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         December 31, 1997
                             -----------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number            0-22027

                         ROCKY MOUNTAIN POWER CO.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                          84-0503585
      ------------------------------            ---------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO       80046
  ---------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                            (303) 792-2466
            --------------------------------------------------
           (Registrant's telephone number, including area code)


     ---------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

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

                          [   ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1997, Registrant had 752,537 shares of common stock, $.05 par value, outstanding.

                              INDEX

                                                           Page
                                                          Number
                                                          ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of December 31, 1997
                 and June 30, 1997                           2

               Statement of Operations, Three Months
                 Ended December 31, 1997 and
                 December 31, 1996                           3

               Statement of Operations, Six Months
                 Ended December 31, 1997 and
                 December 31, 1996                           4

               Statement of Cash Flows, Three Months
                 Ended December 31, 1997 and
                 December 31, 1996                           5

               Statement of Cash Flows, Six Months
                 Ended December 31, 1997 and
                 December 31, 1996                           6

               Notes to Financial Statements                 7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                  8

Part II.  Other Information                                  9

                       ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                    ASSETS
                                                 December 31,     June 30,
                                                     1997           1997
                                                 ------------   -----------
Current Assets:
  Cash                                           $    68,904   $ 1,159,431
  Certificates of purchase, real estate
   foreclosures                                      945,568       566,577
  Mortgage notes receivable, current
   portion                                            58,840        59,655
  Deferred income taxes receivable,
   current                                             5,903         5,773
  Other                                               34,779        41,140
                                                   ---------     ---------
    Total Current Assets                           1,113,994     1,832,576

Real estate, net of accumulated deprec-
 iation of $21,131 at December 31, 1997 and
 $14,267 at June 30, 1997                            778,925       824,930
Transportation equipment, net of accumulated
 depreciation of $1,625 at December 31, 1997
 and $125 at June 30, 1997                            13,375        14,875
Mortgage notes receivable, net of
 current portion                                     938,083     1,504,322
Other                                                 81,827        80,827
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,926,204   $ 4,257,530
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $     8,320   $     8,301
  Notes payable, current portion                     403,870     1,018,758
  Note payable, related party                              -       150,000
  Income taxes payable                                10,600        16,160
  Deferred taxes payable, current portion             22,500        21,927
  Accrued expenses and other                               -        12,523
                                                     -------     ---------
    Total Current Liabilities                        445,290     1,227,669

Deferred taxes payable, long term                     36,642        41,822
Notes payable, net of current portion                 40,580       610,663
                                                     -------       -------
TOTAL LIABILITIES                                    522,512     1,880,154
                                                     -------     ---------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 752,537 shares issued
   and outstanding at December 31, 1997 and
   749,742 shares at June 30, 1997                    37,627        37,487
  Additional paid-in capital                       2,073,980     2,065,234
  Retained earnings                                  292,085       274,655
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,403,692     2,377,376
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,926,204   $ 4,257,530
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                    Three Months Ended
                                                 December 31,    December 31,
                                                     1997           1996
                                                 ------------    ------------
Revenue:
  Rent income                                    $    13,268    $   23,631
  Interest income                                     37,694        22,392
  Inspection fee income                                3,550             -
                                                      ------        ------
                                                      54,512        46,023
                                                      ------        ------
Expenses:
  Depreciation                                         4,956         3,694
  Interest                                            15,429        16,867
  Rent                                                 6,382         2,426
  Contract services                                    4,816             -
  Audit and accounting                                 3,163         5,217
  Other                                                6,954        10,565
                                                      ------        ------
                                                      41,700        38,769
                                                      ------        ------
Net income before provision
 for income taxes                                     12,812         7,254

Provision for income taxes                             3,437         1,451
                                                      ------         -----
Net income                                        $    9,375    $    5,803
                                                  ==========    ==========
Per Share                                         $      .01    $      .01
                                                  ==========    ==========
Weighted Average Shares Outstanding                  752,537       700,000
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                     Six Months Ended
                                                 December 31,   December 31,
                                                      1997          1996
                                                 ------------   ------------
Revenue:
  Rent income                                    $    20,888    $   55,601
  Interest income                                     79,586        60,364
  Inspection fee income                               23,200             -
                                                     -------       -------
                                                     123,674       115,965
                                                     -------       -------
Expenses:
  Depreciation                                         9,999         7,388
  Interest                                            37,503        31,739
  Rent                                                13,661         2,426
  Contract services                                   15,606             -
  Audit and accounting                                10,785         5,217
  Other                                               14,333        20,423
                                                     -------        ------
                                                     101,887        67,193
                                                     -------        ------
Net income before provision
 for income taxes                                     21,787        48,772

Provision for income taxes                             4,357        10,586
                                                      ------        ------
Net income                                       $    17,430    $   38,186
                                                 ===========    ==========
Per Share                                        $       .02    $      .06
                                                 ===========    ==========
Weighted Average Shares Outstanding                  752,537       700,000
                                                 ===========    ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                   December 31,  December 31,
                                                       1997          1996
                                                   ------------  ------------
Cash Flows Operating Activities:
  Net income                                      $      9,375  $    5,803
  Depreciation                                           4,956       3,694
  Increase in income taxes payable                         100      59,135
  Increase (decrease) in accounts payable
   and accrued expenses                                (11,791)     13,444
  Other                                                  8,727           -
                                                        ------      ------
Net Cash Provided by Operating Activities               11,367      82,076
                                                        ------      ------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase           (713,592)   (238,473)
Proceeds from redemptions of certificates of
   purchase                                            790,149     139,950
  Collection of notes receivable                         2,282     138,275
  Other                                                 10,820           -
                                                       -------     -------
Net Cash Provided by (Used in) Investing Activities     89,659      39,752
                                                       -------     -------
Cash Flows from Financing Activities:
  (Repayment) of bank notes payable                   (461,830)          -
  (Repayment of) mortgage notes payable                 (4,791)     (4,201)
  (Repayment of) loan from related party                     -    (120,950)
  Loan from related party                                    -      50,000
                                                       -------     --------
Net Cash Provided by (Used in) Financing Activities   (466,621)    (75,151)
                                                      ---------    --------
Increase (Decrease) in Cash                           (365,595)     46,677

Cash, Beginning of Period                              434,499     139,155
                                                       -------     -------
Cash, End of Period                                $    68,904     185,832
                                                   ===========  ==========
Interest Paid                                      $    15,429  $   16,867
                                                   ===========  ==========
Income Taxes Paid                                  $     3,337  $        -
                                                   ===========  ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Six Months Ended
                                                   December 31,  December 31,
                                                       1997         1996
                                                   ------------  ------------
Cash Flows Operating Activities:
  Net income                                      $     17,430  $   38,186
  Depreciation                                           9,999       7,388
  Increase (decrease) in income taxes payable           (5,560)     59,135
  (Decrease) in deferred income taxes payable           (4,607)          -
  Increase (decrease) in accounts payable
   and accrued expenses                                (12,504)     13,444
  Common stock issued for services                       8,886           -
  Other                                                  5,231           -
                                                       --------    -------
Net Cash Provided by Operating Activities               18,875     118,153
                                                       --------    -------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase         (1,592,656)   (467,285)
Proceeds from redemptions of certificates of
   purchase                                          1,213,665     228,812
  (Investment) in property                                   -     (60,140)
  Collection of notes receivable                        10,129     301,996
  Other                                                 12,523       2,000
                                                     ---------     -------
Net Cash Provided by (Used in) Investing Activities   (356,339)      5,383
                                                     ----------    -------
Cash Flows from Financing Activities:
  Common stock issued for cash                               -       4,000
  (Repayment) of bank notes payable                   (596,130)     (4,201)
  (Repayment of) mortgage notes payable                 (6,933)     (6,733)
  (Repayment of) loan from related party              (150,000)   (120,950)
  Loan from related party                                    -     170,950
                                                       --------   ---------
Net Cash Provided by (Used in) Financing Activities   (753,063)     43,066
                                                      ---------   ---------
Increase (Decrease) in Cash                         (1,090,527)    166,602

Cash, Beginning of Period                            1,159,431      19,230
                                                     ---------     -------
Cash, End of Period                                $    68,904     185,832
                                                   ===========  ==========
Interest Paid                                      $    37,503  $   31,739
                                                   ===========  ==========
Income Taxes Paid                                  $    14,524  $        -
                                                   ===========  ==========

The accompanying notes are an integral part of the financial statements.

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997
                             (Unaudited)


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


Results of Operations
---------------------
Revenue for the three month period ended December 31, 1997 increased from $46,023 during the three month period ended December 31, 1996 as compared to $54,512 during the three month period ended December 31, 1997, an increase of $8,489.

While the total revenue remained relatively constant, the source of the income changed. Rent income decreased $10,363 due to the sale of a significant portion of the Company's real estate. Interest income increased by $15,302 principally due to increase interest from certificates of purchase and mortgage notes receivable. As of December 31, 1997 approximately $45,100 of past due rent was receivable related to a racquetball health club facility located in Orange County, California, but due to the inability to determine the collectibility of this balance, this revenue has not been included in the financial statements. Property inspection service fee income relates to fees for inspecting properties during the period that the Company owns the certificates of purchase during the foreclosure redemption period. The property inspection service revenue amounted to $3,550 during the period ended December 31, 1997. The Company did not provide any property inspection services during the three month period ended December 31, 1996.

Operating expenses were $38,769 during the three month period ended December 31, 1996 as compared to $41,700 during the three month period ended December 31, 1997, an increase of $2,931.

Contract services were $4,816 during the three month period ended December 31, 1997 which principally related to the Company's inspection services on foreclosure properties during the redemption period. No such contract services were incurred during the three month period ended December 31, 1996. Rent expense amounted to $6,382 during the three month period ended December 31, 1997 and related to the ground lease on the racquetball health club facility. The Company owns the building through a long-term ground lease with approximately 35 years remaining on the lease. Since the Company owned this facility for only one month during the three month period ended December 31, 1996, only $2,426 rent expense was incurred during that period.

Net income after provision for income taxes amounted to $9,375 during the three month period ended December 31, 1997 as compared to $5,803 during the three month period ended December 31, 1996, an increase of $3,572.

The inability to collect the rent from the tenant of the racquetball/health club facility and the related depreciation and ground rent for the property during the three month period ended December 31, 1997 resulted in reduction in net income before taxes of approximately $29,000. Subsequent to December 31, 1997 the company collected $4,000 and received a promissory note for approximately $41,000 from the tenant for past due rent. The note is collateralized by the health club equipment and bears interest at 6% per annum, with scheduled payments commencing in January 1998. Due to the uncertainty of the ability to collect this note, an allowance for doubtful accounts has been provided for the entire balance. The amount, if any, of future collections on this note will be recorded as income as collected.

Liquidity and Capital Resources
-------------------------------
Current assets decreased from $1,565,877 at September 30, 1997 to $1,113,994 at December 31, 1997, a decrease of $451,883. Current liabilities decreased from $918,811 at September 30, 1997 to $445,290 at December 31, 1997, a
decrease of $473,521. The decrease in current assets and current liabilities was principally the result of repayment of short term notes payable.

Working capital was $668,704 at December 31, 1997 as compared to $647,066 at September 30, 1997, an increase of $21,638. The Company's stockholders' equity was $2,403,692 at December 31, 1997 as compared to $2,394,316 at September 30, 1997, an increase of $9,376. The increase in stockholders' equity was the result of the Company's net income during the three month period ended December 31, 1997.

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



(Registrant)                              ROCKY MOUNTAIN POWER CO.

BY(Signature)                             /s/Michael Schumaker
(Date)                                    February 10, 1998
(Name and Title)                          Michael Schumaker
                                          Chief Executive Officer and
                                          Chief Financial Officer