Form 10-Q
period 1998-03-31
ROCKY MOUNTAIN POWER CO
filed 1998-05-22
CIK 1030984

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
      For the period ended         March 31, 1998
                                 ------------------

                              or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number            0-22027
                           ------------------

                         ROCKY MOUNTAIN POWER CO.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                             84-0503585
   ------------------------------                ----------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization               Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO    80046
  ----------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1998, Registrant had 609,570 shares of common stock, $.05 par value, outstanding.

                                 INDEX

                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1998
                 and October 31, 1996                           2

               Statement of Operations, Three Months
                 Ended March 31, 1998 and March 31, 1997        3

               Statement of Operations, Nine Months
                 Ended March 31, 1998 and March 31, 1997        4

               Statement of Cash Flows, Three Months
                 Ended March 31, 1998 and March 31, 1997        5

               Statement of Cash Flows, Nine Months
                 Ended March 31, 1998 and March 31, 1997        6

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     8

Part II.  Other Information                                     9

                       ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                              ASSETS
                              ------

                                                   March 31,      June 30,
                                                     1998           1997
                                                   ---------      --------
Current Assets:
  Cash                                           $   338,483   $ 1,159,431
  Certificates of purchase, real estate
   foreclosures                                      239,138       566,577
  Mortgage notes receivable, current
   portion                                            65,653        59,655
  Deferred income taxes receivable, current                -         5,773
  Other                                               11,798        41,140
                                                     -------     ---------
    Total Current Assets                             655,072     1,832,576

Real estate, net of accumulated deprec-
 iation of $3,625 at March 31, 1998 and
 $21,758 at October 31, 1996                         244,692       824,930
Transportation equipment, net of accumulated
 depreciation of $2,375 at March 31, 1998 and
 $125 and June 30, 1997                               12,625        14,875
Mortgage notes receivable, net of
 current portion                                   1,199,917     1,504,322
Other                                                 81,827        80,827
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,194,133   $ 4,257,530
                                                 ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses          $    69,813   $     8,301
  Notes payable, current portion                       7,286     1,018,758
  Note payable, related party                              -       150,000
  Income taxes payable                                20,005        16,160
  Deferred taxes payable, current portion             21,927        21,927
  Other                                                  124        12,523
                                                     -------     ---------
    Total Current Liabilities                        119,155     1,227,669

Deferred taxes payable, long term                     43,458        41,822
Notes payable, net of current portion                 31,404       610,663
                                                      ------       -------
TOTAL LIABILITIES                                    194,017     1,880,154
                                                     -------     ---------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 609,570 shares issued
   and outstanding at March 31, 1998 and
   752,537 shares at June 30, 1997                    30,339        37,487
  Additional paid-in capital                       1,607,542     2,065,234
  Retained earnings                                  362,235       274,655
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,000,116     2,377,376
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,194,133   $ 4,257,530
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                     Three Months Ended
                                                   March 31,     March 31,
                                                     1998          1997
                                                   ---------     ---------
Revenue:
  Rent income                                          2,207        49,500
  Interest income                                     31,799        23,605
  Gain on disposition of asset (Note 2)               82,809             -
  Other income                                        27,769         4,437
                                                     -------        ------
                                                     144,584        77,542
                                                     -------        ------
Operating Expenses:
  Depreciation                                         1,126         7,304
  Interest                                             6,227        16,350
  Rent                                                 9,705             -
  Auditing and accounting                                388             -
  Other                                               41,339        22,136
                                                      ------        ------
                                                      58,785        45,790
                                                      ------        ------
Net income before provision
 for income taxes                                     85,799        31,752

Provision for income taxes                            15,648         3,402
                                                      ------        ------
Net income                                        $   70,151    $   28,350
                                                  ==========    ==========
Per Share                                         $      .09    $      .04
                                                  ==========    ==========
Weighted Average Shares Outstanding                  752,537       673,808
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                      Nine Months Ended
                                                   March 31,     March 31,
                                                     1998          1997
                                                   ---------     ---------
Revenue:
  Rent income                                         23,095       104,101
  Interest income                                    111,385        83,969
  Gain on dispostion of asset (Note 2)                82,809             -
  Other income                                        50,969         5,437
                                                     -------       -------
                                                     268,258       193,507
                                                     -------       -------
Operating Expenses:
  Depreciation                                        11,125        14,692
  Interest                                            43,730        48,089
  Rent                                                23,366         2,426
  Audit and accounting                                11,173         5,217
  Other                                               71,278        42,559
                                                     -------       -------
                                                     160,672       112,983
                                                     -------       -------
Net income before provision
 for income taxes                                    107,586        80,524

Provision for income taxes                            20,005        13,988
                                                     -------       -------
Net income                                        $   87,581    $   66,536
                                                  ==========    ==========
Per Share                                         $      .12    $      .10
                                                  ==========    ==========
Weighted Average Shares Outstanding                  752,537       686,904
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                        ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      Three Months Ended
                                                     March 31,   March 31,
                                                        1998        1997
                                                     ---------   ---------
Cash Flows Operating Activities:
  Net income                                        $   70,151  $   28,350
  Depreciation                                           1,126       7,304
  Increase (decrease) in income taxes payable           15,178     (17,719)
  Increase (decrease) in deferred income taxes payable   6,243      (4,860)
  Increase (decrease) in accounts payable and accrued
   expenses                                             74,016     (15,290)
  Other                                                  8,050      (6,802)
                                                       -------     --------
Net Cash Provided by (Used in) Operating Activities    174,764      (9,017)
                                                       -------     --------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase           (128,600)   (774,153)
  Proceeds from redemptions of certificates
   of purchase                                         835,030     160,390
  Investment in notes receivable                      (326,206)          -
  Collection of notes receivable                        32,508      98,721
  Other                                                 87,775      69,091
                                                       -------    ---------
Net Cash Provided by (Used in) Investing Activities    500,507    (445,951)
                                                       -------    ---------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                           -   1,000,000
  (Repayment of) bank notes payable                   (403,870)          -
  Additional paid-in capital                                 -      11,849
  (Repayment of) mortgage notes payable                 (1,822)      3,207
  (Repayment of) loan from related party                     -    (119,700)
  Loan from related party                                    -     150,000
                                                      ---------  ----------
Net Cash Provided by (Used in) Financing Activities   (405,692)  1,045,356
                                                      ---------  ---------
Increase in Cash                                       269,579     590,388

Cash, Beginning of Period                               68,904     167,361
                                                       --------    -------
Cash, End of Period                                 $  338,483     757,749
                                                    ==========  ==========
Interest Paid                                       $    6,227  $   16,350
                                                    ==========  ==========
Income Taxes Paid                                   $        -  $   23,389
                                                    ==========  ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Nine Months Ended
                                                      March 31,   March 31,
                                                        1998        1997
                                                      ---------   --------
Cash Flows Operating Activities:
  Net income                                        $   87,581  $   66,536
  Depreciation                                          11,125      14,692
  Increase in income taxes payable                       9,618      41,416
  Increase (decrease) in deferred income taxes
   payable                                               1,636      (4,860)
  Increase (decrease) in accounts payable
   and accrued expenses                                 61,512      (1,846)
  Stock issued for services                              8,886           -
  Other                                                 13,281     (25,273)
                                                        ------     --------
Net Cash Provided by Operating Activities              193,639      90,665
                                                       -------      ------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase         (1,721,256) (1,241,438)
  Proceeds from redemptions of certificates
   of purchase                                       2,048,695     389,202
  (Investment) in property                                   -     (60,140)
  (Investment) in notes receivable                    (326,206)
  Collection of notes receivable                        42,637     400,717
  Other                                                100,298      69,091
                                                       -------    ---------
Net Cash Provided by (Used in) Investing Activities    144,168    (442,568)
                                                       -------    ---------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                           -   1,000,000
  (Repayment of) bank notes payable                 (1,000,000)     (4,201)
  Additional paid-in capital                                 -      11,849
  (Repayment of) mortgage notes payable                 (8,755)     (3,526)
  (Repayment of) loan from related party              (150,000)   (240,650)
  Loan from related party                                    -     326,950
                                                      ---------   ---------
Net Cash Provided by (Used in) Financing Activities (1,158,755)  1,090,422
                                                    -----------  ---------
Increase (decrease) in Cash                           (820,948)    738,519

Cash, Beginning of Period                            1,159,431      19,230
                                                     ---------     -------
Cash, End of Period                                 $  338,483     757,749
                                                    ==========  ==========
Interest Paid                                       $   43,730  $   48,089
                                                    ==========  ==========
Income Taxes Paid                                   $   14,524  $   23,389
                                                    ==========  ==========

The accompanying notes are an integral part of the financial statements.
                                   6

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998
                            (Unaudited)

(1) Condensed Financial Statements
----------------------------------
    The financial statements included herein have been prepared by Rocky Mountain Power Co. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Rocky Mountain
Power Co. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Rocky Mountain Power Co. later in the year.

    The management of Rocky Mountain Power Co. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Related Party Transactions
------------------------------
    On March 31, 1998, the Company repurchased 142,967 shares of its common stock in connection with the sale of a Company-owned property to a stockholder. The Company assigned a value of $3.25 per share for the shares received in the sale, based on the then book value of the shares of the common stock of the Company. The Company also received a collateralized promissory note in the amount of $139,079 as part of the sale transaction. The collateral on the promissory note is the property formerly owned by the Company. The sale was not pursuant to an arms length transaction since it was with a stockholder of the Company. A gain of $78,947 was recognized from this transaction.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended March 31, 1998 and 1997 and the nine (9) months ended March 31, 1998 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The Company was a relatively inactive public shell corporation for the two years preceding the business combination with Prime Rate Investment Management Enterprises, Inc. (PRIME) effective March 31, 1998. Since the controlling shareholders of PRIME control RMPC after the business combination, the transaction was accounted for as a reverse acquisition. The financial statements of PRIME are presented in this filing since for accounting purposes PRIME is the acquiring entity. Effective
April 30, 1997, PRIME was merged into RMPC with Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), a wholly-owned subsidiary of PRIME becoming a wholly-owned subsidiary of RMPC. PRIDE is the operating company and RMPC is principally a holding company. PRIME formerly had an October 31 year end but has changed its year end to June 30 to agree with RMPC's year end.

Results of Operations
---------------------
Revenue for the three and nine month periods ended March 31, 1998 increased from the three and nine month periods ended March 31, 1997 as follows:

                                 1997        1998      Increase
                               --------    --------    --------
Three Months Ended March 31,   $ 77,542    $144,584    $ 67,042

Nine Months Ended March 31,    $193,507    $268,258    $ 74,751

Revenue increased principally due to the gains on disposition of real estate properties.

Operating expenses were $45,790 during the three month period ended March 31, 1997 as compared to $58,785 during the three month period ended March 31, 1998. Operating expenses were $112,983 during the nine month period ended March 31, 1997 as compared to $160,672 during the nine month period ended March 31, 1998. Operating expenses increased principally due to the ground lease cost of the Racquetball/Health Club facility which totalled $9,705 and $23,366 during the three and nine month periods, respectively. Other expenses also increased principally due to contract services paid for property inspections.

Net income after provision for income taxes amounted to $70,151 during the three month period ended March 31, 1998 as compared to $28,350 during the three month period ended March 31, 1997, an increase of $41,801.

Net income after provision for income for the nine month period ended March 31, 1998 was $87,581 as compared to $66,536 during the nine month period ended March 31, 1997, an increase of $21,045.

Liquidity and Capital Resources
-------------------------------
Working capital was $535,917 at March 31, 1998 as compared to $604,907 at March 31, 1997. The Company's stockholders' equity was $2,000,116 at March 31, 1998 as compared to $2,377,376 at June 30, 1997. The decrease in stockholders' equity related principally to the redemption of 142,967 shares of the Company's common stock from a stockholder in exchange for the Racquetball/Health Club facility formerly owned by the Company.
The exchange transaction was not an arms length transaction since it was with a stockholder of the Company. The shares were redeemed at market value of $3.25 per share which approximates net book value of $3.28 per share.
The Company received a promissory note collateralized by a racquetball/health club facility formerly owned by the Company in the amount of $139,079 plus the return of 142,967 shares of its stock for the facility. A gain of approximately $78,947 was recognized in this transaction.

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

                            PART II. OTHER INFORMATION



Item 1.    Legal Proceedings
           -----------------
      None.

Item 2.    Changes in Securities
           ---------------------
      None.

Item 3.    Defaults upon Senior Securities
           -------------------------------
      None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
      None.

Item 5.    Other Information
           -----------------
      None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
      None.

EX-27      Financial Data Schedule
           -----------------------

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                        ROCKY MOUNTAIN POWER CO.
BY(Signature)                       Michael L. Schumacher
(Date)
(Name and Title                     Michael L. Schumacher, Chief Executive
                                    Officer and Principal Accounting Officer