Form 10-K
period 1998-06-30
ROCKY MOUNTAIN POWER CO
filed 1998-10-13
CIK 1030984

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

                           (Mark One)

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended
    X      June 30, 1998

                                      or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)


  For the Transition Period from ____________ to _____________

          Commission File Number        0-22027
                                        -------
                    ROCKY MOUNTAIN POWER CO.
    --------------------------------------------------------
  (Name of Small business Issuer as Specified in its charter)

                             N/A
                  ---------------------------
                 (Previous name of Registrant)

           Colorado                                 84-0503585
  ------------------------------                  -------------
 (State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                    ID Number)

     12835 E. Arapahoe Road, T-II #110, Englewood, Colorado 80112
     ------------------------------------------------------------
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

       YES     X     NO
             ----       ----
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form,and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The Issuer's revenues for its most recent fiscal year were $319,919.

     The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because there is no market for the common stock.

     As of June 30, 1998, 607,853 shares of common stock were outstanding.

     Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format
                          (Check One):
               Yes                 No     X
                    ----                ----

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

After completion of the merger of PRIME into RMPC, RMPC has approximately 440 shareholders.

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

As of June 30, 1998 the Company had $1,115,584 invested in mortgage notes receivable. The Company's investments in mortgage loans are collateralized principally by deeds of trust on real estate located primarily in Colorado, California and Arizona. As of June 30, 1998, the Company had 17 mortgage loans receivable from one individual totalling approximately $589,503. The loans as a percentage of value of the real estate collateral are approximately 90%. The Company also had, as of June 30, 1998, 9 mortgage loans receivable from another non-affiliated individual totalling approximately $195,740. The second individual's loans as a percentage of value of the real estate collateral are approximately 100% but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. These mortgage loans to the two individuals are a material concentration of credit risk.

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

     Employees

The Company has no full time employees. Mr. Michael L. Schumacher, the Company's President, Mr. George A. Powell, the Company's Vice President and Mr. James D. Phelps, the Company's Secretary devote approximately 25%, 50% and 1% respectively, of their time to the Company's business. The real estate properties are managed by various independent property management companies.

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

(c ) As of June 30, 1997, the Company had one single investment in real estate which amounted to ten percent or more of the total assets of the Company. The Company obtained title to this 18,500 square foot health club/racquetball court facility in Orange County, California by foreclosing on a first mortgage loan contributed to the Company by a shareholder in exchange for additional common stock of PRIME. The principal balance, plus accrued interest, plus related expenses totalled approximately $550,000 at the time of the foreclosure sale. The Company owned the building located on ground, subject to a land lease with approximately 36 years remaining. Effective March 31, 1998 the Company sold its investment in this facility back to the shareholder that originally contributed this property for stock. Consideration for the sale was the return of 145,762 shares of the Company's common stock plus a mortgage note receivable in the amount of $139,079, collateralized by the property. This note bears interest at 8% per annum and is due on March 31, 1999. The Company recognized a gain of $78,947 on this sale. The shares of the Company's common stock were recorded at book value per share and were cancelled upon receipt and returned to authorized but unissued stock. Monthly ground lease payments approximate $2,500. The Company was depreciating its investment in this facility over the 39 year land lease term on a straight-line basis. The federal income tax basis was approximately $550,000.

In addition to the Company's investment in the health club/racquetball facility, the Company has approximately $289,000 invested in other real estate. Generally summarized as follows:

     Description

Three acres of land with a rental home on the property
located in Oakhurst, California, near Yosemite National
Park.  This property is zoned for multiple family housing.   $ 160,000

Seventeen residential lots located in Nebraska, Arkansas,
Texas, Florida and North Dakota                                 89,000
                                                             ---------
                                                             $ 249,000
                                                             =========

All of the above properties are free and clear of encumbrances.
The rental house has an annual lease. There are no options or contracts related to the sale of any of the properties owned by the Company. There are no plans for renovation, improvement or development of any of the properties owned. The Company intends to hold the residential rental properties for their current income production and also for the possibility of long-term capital gains. Management believes that all properties have adequate insurance coverage. The residential rental property has had vacancies of less than 5% during the last two years.

Item 3.  Legal Proceedings

RMPC is not party to any material legal proceeding, nor is the Company's property the subject of any material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

During the period ended June 30, 1998, the shareholders of the Company approved (a) the appointment of the independent auditing firm, and (b) the election of Michael L. Schumacher, George A. Powell, Robert S. Benham, Peter Porath, Norman L. Horsfield, Robert
F. Moreland and James D. Phelps.

                            PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters

     (a) Market Information. As of June 30, 1998 the RMPC common stock was listed on the NASDAQ Bulletin Board under the symbol "RMPC."The first available quotes on the bulletin board appeared in the 4th quarter of 1997. The bid prices included below have been obtained from sources believed to be reliable:

                                      Low         High
          Quarters Ended              Bid          Bid
          -----------------           ----        ----
          December 31, 1997           3.25        3.50
          March 31, 1998              3.00        3.25
          June 30, 1998               3.00        3.50


     The Company has applied for quotation of the Common Stock on the NASDAQ Small Cap Exchange operated by the National
     Association of Securities Dealers, Inc. and has initially been denied listing status. The Company is currently appealing the decision.

     (b) Holders. RMPC has approximately 607,853 shares of common stock issued and outstanding as of June 30, 1998, which are held by approximately 440 shareholders. Of such shares, approximately 40,000 shares, held by approximately 420 shareholders are eligible for resale. The remaining shares are restricted shares under Rule 144. The Company presently has no existing stock option or other plans nor are there any outstanding options, warrants or securities convertible into Common Stock.

     (c) Dividend Policy. RMPC has never paid a dividend on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

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

     RESULTS OF OPERATIONS (PRIME CONSOLIDATED)

Eight Months Ended June 30, 1997

Revenue for the eight months ended June 30, 1997 was approximately $341,000 as compared to revenue of approximately $342,000 for the year ended October 31, 1996. The average per month for the period ended June 30, 1997 was approximately $43,000 as compared to approximately $28,500 per month for the year ended October 31, 1996. This increase resulted principally from rent on the Company's investment in the racquetball/health club facility in California and increased interest income on new investments in certificates of purchase and on carryback mortgages on real estate sold. The racquetball/health club property was not owned by the Company during the year ended October 31, 1996. The Company, during the year ended October 31, 1996 sold various real estate properties, while carrying back mortgages on the sold properties, resulting in increased interest earned and decreased rental income during the comparable prior period. During the eight month period ended June 30, 1997 and the year ended October 31, 1996 the Company had gains from the sale of real estate of approximately $114,000 and $101,000 respectively. Past gains may not necessarily be indicative of future results.

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

Year Ended June 30, 1998

Revenue for the year ended June 30, 1998 was approximately $320,000 as compared to revenue of approximately $341,000 for the eight months ended June 30, 1997. The average per month for the year ended June 30, 1998 was approximately $27,000 as compared to approximately $43,000 per eight month period ended June 30, 1997. This decrease resulted principally from less rental income during the period ended June 30, 1998 since various properties were sold near the end of the period ended June 30, 1997. The Company's interest income increased principally due to the carryback mortgages on properties sold. During the year ended June 30, 1998 and the eight month period ended June 30, 1998 the Company had gains from the sale of real estate of approximately $97,000 and $114,000 respectively. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $182,000 during the year ended June 30, 1998, and approximately $167,000 during the eight month period ended June 30, 1997. The average per month for the period ended June 30, 1998 was approximately $15,000 as compared to approximately $21,000 per month for the year ended October 31, 1996. The decreases relate principally to the decrease in operating and interest expenses on properties previously owned.

Net income after the provision for income taxes decreased from approximately $133,000 during the eight month period ended June 30, 1997 to approximately $100,000 during the year ended June 30, 1998, a decrease of approximately $2,700 per month.

     LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company's combined cash balance was approximately $45,000. The Company's current assets at October 31, 1996 totalled approximately $665,000 and its current liabilities totalled approximately $215,000, resulting in net working capital of approximately $450,000, a current ratio of approximately three to one.

At June 30, 1997 the Company had an unrestricted cash balance of approximately $159,000. The Company's current assets at June 30, 1997 totalled approximately $1,833,000 and its current liabilities totalled approximately $1,228,000, resulting in net working capital of approximately $547,000, a current ratio of approximately 1.49 to one.

At June 30, 1998 the Company had an unrestricted cash balance of approximately $70,000. The Company's current assets were approximately $1,342,000 at June 30, 1998 and its current liabilities totalled approximately $389,000, resulting in net working capital of approximately $953,000, a current ratio of approximately 3.45 to one.

     FINANCIAL POSITION

Stockholders' equity totalled approximately $2,017,000 at June 30, 1998 as compared to approximately $2,377,000 at June 30, 1997, a decrease of approximately $360,000. This decrease resulted from a net income of approximately $101,000, additional stock issued in the approximate amount of $12,000 and approximately $474,000 decrease related to the retirement of common stock received as partial consideration for the sale of the health club/racquetball facility.

Management has not made any commitments which will require any material financial resources in excess of resources now available to the Company.

The fiscal year end of the combined company is June 30.

     Subsequent Events

During October 1998 the Company increased its line of credit from $1,000,000 to $1,500,000.

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

                            PART III

Item 9.  Directors, Executive Officers, and Control Persons

The directors and officers of RMPC are as follows:

NAME                   AGE      POSITION(S)                TENURE
----                   ---      -----------                ------
Michael L. Schumacher   49      President and Director    October 31, 1996
                                                          to present

George A. Powell        71      Vice President and        October 31, 1996
                                Director                  to present

James D. Phelps         58      Secretary and Director    1992 to present

Robert S. Benham        55      Director                  October 1996
                                                          to present

Robert F. Moreland      57      Director                  1989 to present

Norman L. Horsfield     73      Director                  1989 to present

Peter Porath            67      Director                  1997 to present

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

James D. Phelps has been secretary of RMPC since 1992 and a director since 1997. Mr. Phelps also serves as a board member on the City of Englewood Police Pension Board. Mr. Phelps is temporarily serving as president-treasurer of Mountain Specialists Limited and for the past ten years has been self employed as a consultant/accountant for various clients in the Denver metropolitan area.

Robert S. Benham has been a director of RMPC since 1996. Until 1994, Mr. Benham served as a receiver for the State of Colorado, Division of Insurance, for various insurance company receivership and liquidation proceedings. Mr. Benham is currently a director and president of Robert S. Benham & Associates, Inc. (DBA Bookworld, Inc.) in the rare and collectible book business in Aurora, Colorado. Mr. Benham has a bachelors degree in accounting
and finance from the University of Denver.   Mr. Benham previously
was a licensed real estate broker.

Robert F. Moreland has been a director of RMPC since 1989. Mr. Moreland was also president of RMPC from 1992 through October, 1996. Mr. Moreland is currently employed by the State of Texas General Land Office. Mr. Moreland is a graduate of Louisiana State University and Southern Methodist University School of Law, and is a member of the Colorado and Texas state bars.

Norman L. Horsfield has been a director of RMPC since 1982. Mr.
Horsfield has a degree from England in Electrical Engineering and has retired as an electrical engineer with English Electric
Corporation.

Peter Porath has been a director of RMPC since 1997. Mr. Porath has a Bachelor's Degree from RIPON College and an L.L.B. degree from DePaul University. Mr. Porath is currently President of Dunhill Sports, a private company in the sports products industry. Mr. Porath was previously President of Vacation Ownership Marketing, a real estate development company. Mr. Porath also was previously Vice-president of Investment Corporation of Florida, a real estate development company that developed the City of Wellington, Florida and Palm Beach Polo Club.

Item 10.  Executive Compensation

There was no compensation paid to any officer of RMPC or PRIME other than director fees paid to RMPC directors.

     Board of Director Meetings and Committees

The Board of Directors held six meetings during the period ended
June 30, 1998, including any and all written actions in lieu of a meeting. All directors attended all of the meetings of the Board.

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

                   Annual Compensation             Long-Term Compensation
                   -------------------             ----------------------
                                                   Awards           Payouts
                                                   ------           -------
                                          Other
                                          Annual  Restricted
                                          Compen-   Stock      Options  /LTIP
                                          Sation   Award(s)     SARs   Payouts
Name & Principal Year  Salary($) Bonus($)  ($)       (%)        (#)      ($)
---------------- ----  --------- -------- ------   --------   -------- -------
Position
Michael L.      1997     $-         $-      $-       $-          -        $-
Schumacher

(1) Mr. Schumacher received $750 of common stock as directors fees during the period ended June 30, 1998.


     Compensation of Directors

There was no compensation paid to any director of RMPC or PRIME other than $2,750 paid as directors fees to RMPC directors for the four months ended October 31, 1996, and $3,500 paid as directors fees to RMPC directors for the eight months ended June 30, 1997, and $3,500 paid as directors fees to RMPC directors for the year ended June 30, 1998.

     Employment Agreements

None

     Long-Term Incentive Plan

None

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of June 30, 1998:

Name and Address                Amount and Nature                Percent
of Beneficial Holder             of Beneficial
                                  Ownership
---------------------          -------------------               ---------
Michael L. Schumacher (1)         226,992 shares                  37.343%
12835 E. Arapahoe, T-II, #110
Englewood, CO   80112

Terry and Susan R. Seipelt        52,959 shares                   8.712%
11330 North Scioto Avenue
Oro Valley, AZ   85737

Jackie Sanders                    68,304 shares                   11.237%
1301 Electric Avenue
Seal Beach, CA    90740

Harold L.  Morris (2)             132,548 shares                  21.806%
3991 MacArthur Blvd. #100
Newport Beach, CA   92660

George A. Powell                  1,132 shares                      .186%
Vice President and Director
7333 S. Fillmore Circle
Littleton, CO 80122

Norman L. Horsfield               976 shares                        .161%
Director
2567 Wilt Road
Fallbrook, CA   92028

James D. Phelps                   258 shares                        .042%
Secretary and Director
4735 S. Kalamath Street
Englewood, CO 80110

Robert S. Benham                  476 shares                        .078%
Director
9273 E. Eastman Place
Denver, CO 80231

Robert F. Moreland                317 shares                        .052%
Director
12 Parrot Trail
Round Rock, TX 78681

Peter Porath                      183 shares                       .030%
Director
12773 Forest Hill Blvd. #209
Wellington, FL 33414

Officers and directors as a       230,334 shares                 37.893%
     group (1)


(1) Michael L. Schumacher owns 476 shares individually. In addition, Mr. Schumacher, President and Director of RMPC and his spouse Zona R. Schumacher are the sole beneficiaries of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan) which owns 222,991 shares of RMPC. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares to be owned by certain relatives of Mr. Schumacher:


Owner                      Relationship                 Number of Shares
-----                      ------------                 -----------------
Zona Schumacher               Spouse                           493
Jada Schumacher               Daughter                         512
Spencer Schumacher            Son                              512
Quinn Schumacher              Son                              512
Ralph and Alma Schumacher     Parents                          183
Roberta and Timothy Weiss     Sister and her spouse            164
Constance and Gary Novak      Sister and her spouse            164
Cynthia and Greg Becker       Sister and her spouse            164
Katheryn and Ken Zeeb         Sister-in-law and her spouse     164
Lowell and Ginett Janssen     Brother-in-law and his spouse    329
Warren and Cathy Janssen      Brother-in-law and his spouse    164
Rachel and Charles Paprocki   Sister-in-law and her spouse     164
                                                             -----
          Total                                              3,525
                                                             =====

Mr. Schumacher disclaims beneficial ownership of an additional 76,703 shares held by the Plan as collateral for promissory notes totalling approximately $255,000 including accrued interest at June 30, 1998. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2000. Failure to collect the note balances and accrued interest at that time would result in the Schumacher Plan obtaining ownership of the 76,703 additional shares.

(2) Harold L. Morris individually owns 64,637 shares of RMPC. In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan which owns 34,978 shares of RMPC. Applegates Landing I, a Harold
L. Morris family partnership owns 24,299 shares. Professional Investors, a Utah Limited Partnership, of which Mr. Morris is a partner, owns 1,679 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

              Owner            Relationship       Number of Shares
              -----            ------------       ----------------
           Debra L. Morris       Daughter               4,796
           Gary A. Morris        Brother                2,397
                                                        -----
                    Total                               7,193
                                                        =====

Mr. Morris disclaims beneficial ownership of an additional 68,304 shares held by Mr. Morris, or entities controlled by him, as collateral for promissory notes, totalling approximately $231,000 including accrued interest at June 30, 1998. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2000. Failure to collect the note balances and accrued interest would result in Mr. Morris, or entities controlled by him, obtaining ownership of the additional 68,304 shares.

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

Effective January 6, 1997, Harold L. Morris, sold 149,370 of PRIME's common shares to four individuals. Also, Michael L. Schumacher sold 41,986 shares of PRIME's common stock to two individuals. These shares were sold at approximately $5.50 per share which approximated book value of PRIME. As consideration for these shares, the individuals signed personal non-recourse notes collateralized by the stock. These notes bear interest at 8% per annum with interest due annually and the principal due in three years. These 191,356 shares were exchanged for 314,736 shares of RMPC at the time of the business combination. Mr. Morris and Mr. Schumacher believe these shares were sold at fair market value at reasonable terms. Mr. Morris and Mr. Schumacher sold these shares to allow individuals that have been instrumental in their business careers to be shareholders in the company. Effective March 31, 1998 Mr. Morris took back the shares from three of the individuals and cancelled the promissory notes. Mr. Morris then returned 145,762 of these shares to the Company plus a note totalling $139,079 as consideration for acquiring the Company's health club/ racquetball facility. See Item 2, "Description of Property" for additional information regarding this transaction.

Mr. Morris is considered to be a promoter of the Company. All real estate exchanged by Mr. Schumacher and Mr. Morris for stock was valued at appraised value not to exceed historical cost. Mortgage notes receivable were valued at the unpaid principal and interest balance not in excess of the value of the collateral and also not in excess of historical cost.

Michael L. Schumacher from time to time makes working capital loans to the Company. The loans are uncollateralized, bear interest at 8% per annum and are payable on demand. As of June 30, 1997 and June 30, 1998 the outstanding balances payable to Mr. Schumacher were $150,000 and $0 respectively.

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

EX-27     Financial Data Schedule

                           SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Dated)            this 14th day of October, 1998
(Registrant)       ROCKY MOUNTAIN POWER CO.

(By)Signature)     /s/ Michael L. Schumacher
(Name and Title)   Michael L. Schumacher
                   President, Chief Executive Officer and
                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:





BY(Signature)                  /s/ Michael L. Schumacher
(Name and Title)               Michael L. Schumacher
                               President, Chief Executive Officer
                               and Chief Financial Officer


BY(Signature)                  /s/ George A. Powell
(Name and Title)               George A. Powell
                               Vice President and Director


BY(Signature)                  /s/ Robert S. Benham
(Name and Title)               Robert S. Benham
                               Director



(Name and Title )              Robert F. Moreland
                               Director


(Name and Title)               Norman L. Horsfield
                               Director

BY(Signature)                  /s/Peter Poreth
(Name and Title)               Peter Poreth
                               Director


(Name and Title)               James Phelps
                               Secretary and Director

                  INDEX TO FINANCIAL STATEMENTS

                     ROCKY MOUNTAIN POWER CO.
                  AND CONSOLIDATED SUBSIDIARIES



                       FINANCIAL STATEMENTS


        June 30, 1998, June 30, 1997, and October 31, 1996


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


We have audited the accompanying consolidated balance sheets of Rocky Mountain Power Co. and Consolidated Subsidiaries as of June 30, 1998 and June 30, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended October 31, 1996, for the eight months ended June 30, 1997 and for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Rocky Mountain Power Co. and Consolidated Subsidiaries as of June 30, 1998 and June 30, 1997, and the results of its operations, changes in stockholders' equity and its cash flows for the year ended October 31, 1996, for the eight months ended June 30, 1997, and for the year ended June 30, 1998, in conformity with generally accepted accounting principles.




                                            Miller and McCollom
                                            Certified Public Accountants
                                            1285 W. Byers Place
                                            Denver, Colorado   80223
    September 4, 1998

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                   June 30,       June 30,
                                                     1998           1997
                                                 -----------   -----------
Current Assets:
  Cash (Note 7)                                  $    70,229   $ 1,159,431
  Certificates of purchase, real estate
   foreclosures (Note 3)                             799,801       566,577
  Mortgage notes receivable, current
   portion (Note 3)                                  301,574        59,655
  Mortgage note receivable, related
   party (Note 3)                                    139,079             -
  Deferred income taxes receivable,
   current (Note 6)                                    4,626         5,773
  Other                                               26,685        41,140
                                                   ---------     ---------
    Total Current Assets                           1,341,994     1,832,576

Real estate, net of accumulated deprec-
 iation of $4,000 at June 30, 1998 and
 $14,267 at June 30, 1997 (Note 3)                   244,317       824,930
Transportation equipment, net of accumulated
 depreciation of $3,125 at June 30, 1998
 and $125 at June 30, 1997                            11,875        14,875
Mortgage notes receivable, net of
 current portion (Note 3)                            814,010     1,504,322
Deferred income taxes receivable, net
 of current portion (Note 6)                          57,213        80,827

TOTAL ASSETS                                     $ 2,469,409   $ 4,257,530
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $     6,931   $     8,301
  Notes payable, current portion (Note 2)            318,519     1,018,758
  Note payable, related party (Note 4)                     -       150,000
  Income taxes payable (Note 6)                       39,531        16,160
  Deferred taxes payable, current portion (Note 6)     1,621        21,927
  Accrued expenses and other                          22,186        12,523
                                                     -------     ---------
    Total Current Liabilities                        388,788     1,227,669

Deferred taxes payable, long term (Note 6)            35,906        41,822
Notes payable, net of current portion (Note 2)        28,109       610,663
                                                     -------     ---------
TOTAL LIABILITIES                                    452,803     1,880,154
                                                     -------     ---------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 607,853 shares issued
   and outstanding at June 30, 1998 and
   749,742 at June 30, 1997                           30,393        37,487
  Additional paid-in capital                       1,610,988     2,065,234
  Retained earnings                                  375,168       274,655
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,016,549     2,377,376
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,469,352   $ 4,257,530
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                   Eight Months
                                    Year Ended      Ended      Year Ended
                                     June 30,      June 30,    October 31,
                                       1998          1997         1996
                                    ----------     ---------   -----------
Revenue:
  Rent income                       $   26,557     $ 117,038   $   150,707
  Interest income                      157,838        84,654        85,441
  Management fee income                 38,350        25,386             -
  Gain on the sale of real estate       97,174       113,767       100,614
  Gain on the sale of stock                  -             -         5,100
                                       -------       -------       -------
                                       319,919       340,845       341,862
                                       -------       -------       -------
Expenses:
  Property management fees              15,591         4,138        12,813
  Rent                                  28,219        14,557             -
  Depreciation                          12,250        20,466        23,431
  Interest                              47,401        73,775        66,490
  Real estate taxes and insurance        9,079         9,998        17,436
  Repairs and maintenance                5,101         6,963         9,046
  Professional fees                     21,487        11,925             -
  Stock issued for services             12,386        12,470             -
  Other                                 30,876        12,853        21,662
                                       -------       -------       -------
                                       182,390       167,145       150,878
                                       -------       -------       -------
Net income before provision
 for income taxes                      137,529       173,700       190,984
                                       -------       -------       -------
Provision for income taxes (Note 9):
  Current                               39,531        16,160        24,030
  Deferred                              (2,515)       24,365        39,995
                                        -------       ------        ------
                                        37,016        40,525        64,025
                                        -------       ------        ------
Net income                          $  100,513    $  133,175   $   126,959
                                    ==========    ==========   ===========
Per Share                           $      .14    $      .18   $       .18
                                    ==========    ==========   ===========
Weighted Average Shares
 Outstanding                           721,364       749,742       700,000
                                    ==========    ==========   ===========

The accompanying notes are an integral part of the financial statements.

                            ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              From May 1, 1995 (inception) through June 30, 1998

                             Additional
                Common        Paid-in        Retained
              No./Shares     Stock Amount    Capital    Earnings     Total
              ----------     ------------    --------   --------    -------
Balance at
 May 1, 1995         -         $     -       $       -   $     -    $      -

Common stock
issued         550,453          27,523       1,479,032         -    1,506,555

Net income
 for the
 period from
 May 1, 1995
 through
 October 31,
 1995                -               -                -   14,521       14,521
               -------          ------        ---------   ------    ---------
Balance at
 October 31,
 1995          550,453          27,523        1,479,032   14,521    1,521,076

Common stock
 issued        149,547           7,477          441,266        -      448,743

Net income
 for the
 year ended
 October 31,
 1996               -                -                -   126,959     126,959
               -------           ------       ---------   -------     -------
Balance at
 October 31,
 1996          700,000           35,000       1,920,298   141,480   2,096,778

Additional
 paid-in
 capital from
 reverse
 acquisition/
 business
 combination    32,704            1,635          96,477         -      98,112

Common stock
 issued         17,038              852         48,459          -      49,311

Net income
 for the eight
 months ended
 June 30,
 1997                -                -              -     133,175    133,175
                -------          ------      ---------     -------  ---------
Balance at
June 30, 1997   749,742          37,487      2,065,234     274,655  2,377,376

Common stock
 issued           3,873             194         12,192           -     12,386

Common stock
 cancelled     (145,762)         (7,288)      (466,438)          -   (473,726)

Net income
 for the year
 ended June 30,
 1998                 -               -               -     100,513   100,513
                -------      ----------     -----------   ---------   --------
Balance at
 June 30, 1998  607,853      $   30,393     $ 1,610,988   $ 375,168 $2,016,549
                =======      ==========     ===========   ========= ==========

  The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Eight months
                                          Year ended   ended    Year ended
                                           June 30,   June 30,  October 31,
                                             1998       1997        1996
                                         ---------- ----------   ---------
Cash Flows Operating Activities:
  Net income                             $  100,513 $  133,175   $ 126,959
  Depreciation                               12,250     20,466      23,431
  Increase (decrease) in income taxes
    payable                                  23,371     (7,229)     19,928
  Increase (decrease) in deferred income
   taxes payable                             (2,515)    23,754      39,995
  Increase (decrease) in accounts payable
   and accrued expenses                       8,293    (26,014)     25,865
  (Gain) on sale of assets                  (78,947)   (86,995)   (106,614)
                                            --------   --------   ---------
Net Cash Provided by Operating Activities    62,965     57,157     129,564
                                            --------   --------   ---------
Cash Flows from Investing Activities:
  (Investments) in certificates of
     purchase                              (233,224)  (194,503)   (372,074)
  Collection of notes receivable            564,554    239,183     151,964
  (Investment) in mortgage notes
     receivable                            (255,240)         -    (155,366)
  (Acquisition) of real estate                    -    (11,748)    (93,316)
  Disposition of real estate                 37,877
  Other                                     154,273      8,817     (33,215)
                                            -------    --------    --------
Net Cash Provided by (Used in)
 Investing Activities                       268,240     41,749    (502,007)
                                            -------    --------   ---------
Cash Flows from Financing Activities:
  Common stock issued and additional
   paid-in capital                           12,386     13,362       4,000
  (Repayment) of notes payable           (1,282,793)   (17,057)    (20,711)
  Loan from bank                                  -  1,000,000           -
  Loan from related party                         -    150,000     119,700
  (Repayment) of loan from related party   (150,000)  (119,700)          -
                                           --------   ---------    -------
Net Cash Provided by
 Financing Activities                    (1,420,407) 1,026,605     102,989
                                         ----------- ---------     -------
Increase (decrease) in Cash              (1,089,202) 1,125,511    (269,454)

Cash, Beginning of Period                 1,159,431     33,920     303,374
                                          ---------  ---------    ---------
Cash, End of Period                      $   70,229 $1,159,431  $   33,920
                                         ========== ==========  ==========
Interest Paid                            $   47,401 $   73,775  $   66,490
                                         ========== ==========  ==========
Income Taxes Paid                        $   16,122 $   24,641  $    4,102
                                         ========== ==========  ==========

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

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998, June 30, 1997 and October 31, 1996

(1) Summary of Accounting Policies
----------------------------------
    This summary of significant accounting policies of Rocky Mountain Power Co. (RMPC) and its wholly-owned subsidiary, Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) and Birch Branch, Inc., and GAP Enterprises, Inc., wholly-owned subsidiaries of PRIDE is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

(a) Organization and Principles of Consolidation
------------------------------------------------
 The consolidated financial statements include the accounts of the companies listed above. The Company is principally in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. All intercompany account balances have been eliminated in the consolidation.
The Company has selected June 30 as its year end.

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

 Effective March 31, 1997, Prime Rate Investment Management Enterprises, Inc. (PRIME) became a 93.65% owned subsidiary of RMPC through the issuance of 655,582 common shares of RMPC. Effective April 30, 1997, PRIME was merged into RMPC. The minority interest shareholders of PRIME were issued 44,418 shares of RMPC, resulting in PRIDE, formerly a wholly-owned subsidiary of PRIME, becoming a wholly-owned subsidiary of RMPC. The business combination agreement was accounted for as a reverse acquisition since former controlling shareholders of PRIME own approximately 96% of RMPC after the combination. The net monetary assets of RMPC at March 31, 1997 totaling approximately $98,112 have been accounted for as additional paid-in capital in the accompanying financial statements. For comparative purposes the balance sheet as of October 31, 1996 and the statements of income, cash flow and changes in stockholders' equity for the periods ended October 31, 1996 and October 31, 1995 for

                      ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998, June 30, 1997 and October 31, 1996


(1) Summary of Accounting Policies, Continued
---------------------------------------------
(a) Organization and Principles of Consolidation, Continued
-----------------------------------------------------------
 PRIME and consolidated subsidiaries has been presented. RMPC was an inactive shell corporation during the two years prior to the business combination with PRIME and PRIDE.

(b)  Per Share Information
--------------------------
 Per share information is based upon the weighted average number of shares outstanding during the period.

(c)   Investment in Real Estate and Related Depreciation
--------------------------------------------------------
 The Company's investments in rental real estate are carried at cost, net of accumulated depreciation. Real estate owned consists principally of single family and condominium residential residences located principally in Colorado, Arizona and California. Real estate at June 30, 1997 also included the Company's investment in a health club/racquetball building as further described in Note 3. Deprecation is being computed using the straight-line method over estimated useful lives of 40 years. Depreciation on the health club/racquetball facility was being computed over 36 years, the remaining term of the underlying ground lease. Major renovations are capitalized. Repairs and maintenance costs are expensed as incurred.

(d)  Use of Estimates in the Preparation of Financial Statements
----------------------------------------------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998, June 30, 1997 and October 31, 1996


(1)  Summary of Accounting Policies, Continued
----------------------------------------------
(e)     Geographic Area of Operations and Interest Rates
--------------------------------------------------------
 The Company owns properties principally in Colorado, California, Nebraska, Texas, Florida and Arkansas. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in four areas, this concentration of operations results in an associated risk and uncertainty.

(f)     Provision for Deferred Income Taxes
-------------------------------------------
 Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. Income tax regulations allow the use of the installment method for reporting sales of assets. The Company has provided a deferred income tax provision for this timing difference.

(g)     Reverse Stock Split
---------------------------
 Effective November 1, 1996 RMPC effected a one for fifty reverse stock split with RMPC shareholders retaining a minimum of 100 shares each. All references to common stock have been retroactively adjusted to give effect to the reverse stock split.

(2)    Notes Payable
--------------------
 As of June 30, 1998 the Company had outstanding $346,628 of notes payable. Interest rates range from 8% to 15%. Maturities of notes payable are summarized as follows:

 Year ending June 30,

         1999        $  318,519
         2000            10,005
         2001            11,614
         2002             6,490
      Thereafter              -
                     ----------
        Total        $  346,628
                     ==========
 Of this amount $36,728 was collateralized by certain real estate and is due in monthly installments of $1,129 through 2002. Also included in notes payable is $209,900 payable to a bank collateralized by certain mortgage notes receivable and certificates of purchase. The terms of the bank loan are more fully disclosed in Note 7. In addition, the Company had a $100,000 note payable to an individual which was uncollateralized and becomes totally due in 1998.

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998, June 30, 1997 and October 31, 1996


(3)  Concentration of Credit Risk
---------------------------------
 The Company's material concentration of credit risk consists principally of investments in mortgage loans and certificates of purchase. The Company's investments in mortgage loans are collateralized principally by first deeds of trust in real estate located primarily in Colorado and California. At June 30, 1998, the Company had nine mortgage loans receivable from one individual totalling approximately $195,740. The loans as a percentage of value are approximately 90%. The Company also had seventeen mortgage loans receivable from another individual totalling approximately $589,503. The second individual's loans as a percentage of value are approximately 100% but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. The weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

 The Company has nine investments in foreclosure certificates of purchase totalling $799,801 as of June 30, 1998. These certificates of purchase entitle the Company to receive interest at the original foreclosed mortgage loan rate over the redemption period, which is generally 75 days, or title to the property if not redeemed within the redemption period. Interest rates on the Company's investment in certificates of purchase range between 7% and 11.25%.

 As of October 31, 1996, the Company had an investment in a first mortgage note receivable with a health club/racquetball building as collateral. As of October 31, 1996, the note was in default and the Company was in the process of foreclosing on the property. During November, 1996, the Company obtained title to this property at the foreclosure sale. The approximate $550,000 carrying value of this note represented the unpaid principal balance of the note plus costs incurred related to the property during the foreclosure period. This property is located in Orange county, California and is on land that is leased under a long-term ground lease with approximately 39 years remaining. The ground lease payments are currently approximately $2,500 per month with provisions for future inflationary increases. This building was contributed to the Company by a stockholder of the Company in exchange for shares of the Company's common stock, totalling $391,226, equaling the principal and accrued interest on the note at the time of exchange. The difference between the $391,226 exchange value of the property and the $550,000 related to additional costs incurred by the Company during the foreclosure period.

                      ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998, June 30, 1997 and October 31, 1996


(3)  Concentration of Credit Risk, Continued
--------------------------------------------
 During November 1996, the Company obtained title to this property at the foreclosure sale and as of June 30, 1997 carried its investment in the property at approximately $550,000. The Company was depreciating this property on a straight-line basis over the remaining 36 year term of the ground lease. Effective March 31, 1998, the Company sold its investment in the health club/racquetball building to the shareholder that originally contributed the property for stock. The gross proceeds to the Company were 145,762 shares of the Company's common stock and a mortgage note receivable of $139,079 collateralized by the property. This note bears interest at 8% per annum and is totally due on March 31, 1999. The Company recognized a gain on this sale of $78,947. The shares of stock returned to the Company were recorded at net book value, cancelled and returned to authorized but unissued stock.

(4)  Note Payable, Related Party
--------------------------------
 As of June 30, 1997, a related party had loaned $150,000 to the Company. This balance was paid during the year ended June 30, 1998.

(5)  Fair Value Financial Instruments
-------------------------------------
 As of June 30, 1998, the Company had various investments in long term mortgage notes receivable and was obligated under various mortgage notes payable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

(6)  Income Taxes
-----------------
 A reconciliation between the expected income tax provision computed at a federal statutory rate of 39% and the actual income tax provision follows:

                                  Year       Eight Months       Year
                                 Ended          Ended           Ended
                                June 30,       June 30,       October 31,
                                  1998           1997            1996
                              ------------   -------------   -----------
  Expected income tax         $     53,636   $   67,743      $    74,484
  Graduated tax brackets           (16,750)     (16,750)         (16,750)
  Benefit of utilization of net
      operating loss carryover      (4,626)           -                -
  State tax net of federal
      deficit                        4,194        5,211            5,730
  Other, net                           562       (5,279)             561
                              ------------    ----------     -----------
                              $     37,016    $  40,525      $    64,025
                              ============    =========      ===========

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998, June 30, 1997 and October 31, 1996


(6)  Income Taxes, Continued
----------------------------
 The tax effects of temporary differences that give rise to the deferred tax liability at June 30, 1998 follow:

     Installment sale reporting                     $  37,527
     less current portion                              (1,621)
                                                    ----------
                                                    $  35,906

 The change in the net deferred tax asset and liability during the year ended June 30,1998 was $1,461.

 As of June 30, 1998 RMPC had $61,839 of deferred tax assets related to net operating loss carryovers. RMPC has useable loss carryovers of approximately $200,000 expiring in various years through the year 2012. Due to a change in ownership of RMPC the net operating loss carryover was reduced from approximately $540,000 to approximately $200,000, of which $13,750 has been utilized by the Company since the change of ownership.

(7)  Notes Payable, Bank
------------------------
 As of June 30, 1998, the Company has a line of credit from a bank of $1,000,000.

 The Company's President has personally guaranteed the total $1,000,000 balance of the notes payable and has assigned to the bank a life insurance policy with a $500,000 death benefit as additional collateral.

 The Company has agreed to provide anual audited finacial statements to the bank. The terms of the loan agreement require that the Company maintain a debt to tangable net worth ratio not to exceed one to one, a debt service coverage ratio of greater than 1.25 to one and current ratio of greater than one to one.

 Of this line of credit, $209,900 was used as of June 30, 1998. This loan is collateralized by certain real estate mortgage notes receivable and certificates of purchase. The loan bears interest at .5% over prime plus has annual fee of .5% of the total amount of the line. The line of credit is subject to renewal and is due in February 1999.