Form 10-Q
period 1998-09-30
ROCKY MOUNTAIN POWER CO
filed 1998-11-17
CIK 1030984

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         September 30, 1998
                           ---------------------

                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to
                               -----------------    -----------------

Commission File Number            0-22027
                              --------------

                         ROCKY MOUNTAIN POWER CO.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                           84-0503585
      ------------------------------            ---------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO    80046
  -----------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

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

                                  [   ] Yes    [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, Registrant had 607,853 shares of common stock, $.05 par value, outstanding.

                              INDEX
                              -----


                                                                Page
                                                               Number
                                                               ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1998
                  and June 30, 1998                              2

               Statement of Operations, Three Months Ended
                  September 30, 1998 and September 30, 1997      3

               Statement of Cash Flows, Three Months Ended
                  September 30, 1998 and September 30, 1997      4

               Notes to Financial Statements                     5

     Item 2.   Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations                                     8

Part II.  Other Information                                     9

                       ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                    ASSETS
                                                September 30,     June 30,
                                                    1998            1998
                                                -------------    ----------
Current Assets:
  Cash                                          $     39,667   $    70,229
  Certificates of purchase, real estate
   foreclosures                                    1,679,422       799,801
  Mortgage notes receivable, current
   portion                                           305,001       301,574
  Mortgage note receivable, related party            139,079       139,079
  Deferred income taxes receivable, current            4,626         4,626
  Other                                               27,263        26,685
                                                   ---------     ---------
    Total Current Assets                           2,195,058     1,341,994

Real estate, net of accumulated deprec-
 iation of $3,875 at September 30, 1998 and
 $4,000 at June 30, 1998                             243,942       244,317
Transportation equipment, net of accumulated
 depreciation of $2,375 at September 30, 1998
 and $125 and June 30, 1998                           11,125        11,875
Mortgage notes receivable, net of current
 portion                                             756,310       814,010
Other                                                 57,213        57,213
                                                ------------   -----------
TOTAL ASSETS                                    $  3,263,648   $ 2,469,409
                                                ============   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses         $      8,132   $     6,931
  Notes payable, current portion                   1,108,619       318,519
  Income taxes payable                                25,352        39,531
  Deferred taxes payable, current portion              1,621         1,621
  Other                                               24,252        22,243
                                                   ---------       -------
    Total Current Liabilities                      1,167,976       388,845

Deferred taxes payable, long term                     35,906        35,906
Notes payable, net of current portion                 26,123        28,109
                                                    --------       -------
TOTAL LIABILITIES                                  1,230,005       452,860
                                                   ---------       -------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 607,853 shares issued
   and outstanding                                    30,393        30,393
  Additional paid-in capital                       1,610,988     1,610,988
  Retained earnings                                  392,262       375,168
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,033,643     2,016,549
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  3,263,648   $ 2,469,409
                                                ============   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                     Three Months Ended
                                                 September 30,   September 30,
                                                     1998            1997
                                                 -------------   -------------
Revenue:
  Rent income                                          4,210         7,620
  Interest income                                     27,928        41,892
  Management fee income                                             19,650
  Gain on disposition of asset                            78             -
  Other income                                         6,400             -
                                                      ------        ------
                                                      38,616        69,162
                                                      ------        ------
Operating Expenses:
  Depreciation                                         1,125         5,043
  Interest                                                 -        22,074
  Rent                                                     -         7,279
  Contract services                                    2,095        10,790
  Auditing and accounting                              4,425         7,622
  Property taxes                                       2,117           726
  Other                                                2,464         6,653
                                                      ------        ------
                                                      12,226        60,187
                                                      ------        ------
Net income before provision
 for income taxes                                     26,390         8,975

Provision for income taxes                             9,296           920
                                                  ----------    ----------
Net income                                        $   17,094    $    8,055
                                                  ==========    ==========
Per Share                                         $      .03    $      .01
                                                  ==========    ==========
Weighted Average Shares Outstanding                  607,853       752,537
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                  September 30,  September 30,
                                                       1998          1997
                                                  -------------  -------------
Cash Flows Operating Activities:
  Net income                                        $   17,094   $    8,055
  Depreciation                                           1,125        5,043
  (Decrease) in income taxes payable                   (14,179)      (5,660)
  (Decrease) in deferred income taxes payable                -       (4,607)
  Increase (decrease) in accounts payable and
   accrued expenses                                      1,201         (713)
  Common stock issued for services                           -        8,886
  Other                                                  1,431       (3,496)
                                                     ---------    ----------
Net Cash Provided by Operating Activities                6,672        7,508
                                                     ---------    ----------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase         (1,174,401)    (879,064)
  Proceeds from redemptions of certificates
   of purchase                                         294,780      423,516
  (Investment) in property                                   -            -
  Collection of notes receivable                        54,273        7,847
  Other                                                      -        1,703
                                                      ---------    ---------
Net Cash (Used in) Investing Activities               (825,348)    (445,998)
                                                      ---------    ---------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                     790,100            -
  (Repayment of) bank notes payable                          -     (134,300)
  (Repayment of) mortgage notes payable                 (1,986)      (2,142)
  (Repayment of) loan from related party                     -     (150,000)
                                                       -------     ---------
Net Cash Provided by (Used in) Financing Activities    788,114     (286,442)
                                                       -------     ---------
(Decrease) in Cash                                     (30,562)    (724,932)

Cash, Beginning of Period                               70,229    1,159,431
                                                       -------    ---------
Cash, End of Period                                 $   39,667      434,499
                                                    ==========   ==========
Interest Paid                                       $   15,584   $   22,074
                                                    ==========   ==========
Income Taxes Paid                                   $   24,000   $   11,187
                                                    ==========   ==========

The accompanying notes are an integral part of the financial statements.

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998
                            (Unaudited)

(1) Condensed Financial Statements
    ------------------------------
    The financial statements included herein have been prepared by Rocky Mountain Power Co. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Rocky Mountain Power Co. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Rocky Mountain Power Co. later in the year.

    The management of Rocky Mountain Power Co. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Related Party Transactions
    --------------------------
    Effective March 31, 1998, the Company sold its investment in its health club/racquetball facility to the shareholder that originally contributed the property for stock. The gross proceeds to the Company were 145,762 shares of the Company's common stock and a mortgage note receivable of $139,079 collateralized by the property. This note bears interest at 8% per annum and is totally due on March 31, 1999.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended September 30, 1998 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Results of Operations
---------------------

Revenue for the three month period ended September 30, 1998 decreased from the three month period ended September 30, 1997 as follows:

                                         1997       1998      Decrease
                                       --------   --------    --------
   Three Months Ended September 30,    $ 69,162   $ 38,616    $ 30,546

Revenue decreased principally due to the shift in business emphasis of the Company to the acquisitions of certificates of purchase with the intent of obtaining title to the properties rather than investing in certificates of purchase for the purpose of earning income on the certificates. When using borrowed funds for the capital to invest in certificates of purchase, gross interest income and gross interest expense are larger, but management believes obtaining title to properties and reselling them after renovation will increase the net income of the Company.

Operating expenses were $60,187 during the three month period ended September 30, 1997 as compared to $12,226 during the three month period ended September 30, 1998. Operating expenses decreased principally due to a decrease in interest expense of $22,074, a decrease in depreciation of $3,918, and a decrease in rent expense of $7,279 due to the sale of its previously owned health club/racquetball facility in March 1998. Contract services decreased by $8,695 principally due to the shift in emphasis of the Company's business described above.

Net income after provision for income taxes amounted to $17,094 during the three month period ended September 30, 1998 as compared to $8,055 during the three month period ended September 30, 1997, an increase of $9,039.

Liquidity and Capital Resources
-------------------------------
Working capital was $953,149 at June 30, 1998 as compared to $1,027,082 at September 30, 1998. The Company's stockholders' equity was $2,016,549 at June 30, 1998 as compared to $2,033,643 at September 30, 1998. The increase in stockholders' equity related principally to net income of $17,094 during the three month period ended September 30, 1998.

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



(Registrant)                         ROCKY MOUNTAIN POWER CO.

BY(Signature)                        /s/Michael L. Schumacher, President
(Date)                               November 16, 1998
(Name and Title)                     Michael L. Schumacher, Chief Executive
                                     Officer and Principal Accounting Officer