Form 10-Q
period 1998-12-31
ROCKY MOUNTAIN POWER CO
filed 1999-01-29
CIK 1030984

PAGE>


         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
For the period ended         December 31, 1998
                        ----------------------------
                        or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.
For the transition period from                   to
                               ------------------   ------------------
Commission File Number            0-22027
                       ---------------------------
                         ROCKY MOUNTAIN POWER CO.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                          84-0503585
      -----------------------------             ---------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO    80046
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

                                  [   ] Yes  [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1998, Registrant had 607,853 shares of common stock, $.05 par value, outstanding.

                              INDEX

                                                          Page
                                                          Number
                                                         --------
Part I.   Financial Information

     Item I.   Financial Statements

        Balance Sheets as of December 31, 1998
         and June 30, 1998                                 2

        Statement of Operations, Three Months Ended
         December 31, 1998 and December 31, 1997           3

        Statement of Operations, Six Months Ended
         December 31, 1998 and December 31, 1997           4

        Statement of Cash Flows, Three Months Ended
         December 31, 1998 and December 31, 1997           5

        Statement of Cash Flows, Six Months Ended
         December 31, 1998 and December 31, 1997           6

        Notes to Financial Statements                      7

     Item 2.   Management's Discussion and Analysis of
         Financial Conditions and Results of Operations    8

Part II.  Other Information                                9

      Item 1. Financial Data Schedule                      10

                       ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                               ASSETS
                               ------

                                                 December 31,     June 30,
                                                    1998            1998
                                                 ------------   ------------
Current Assets:
  Cash                                          $     74,039   $    70,229
  Certificates of purchase, real estate
   foreclosures                                       22,786       799,801
  Real estate held for sale                          973,989             -
  Mortgage notes receivable, current
   portion                                           308,500       301,574
  Mortgage note receivable, related party            139,079       139,079
  Deferred income taxes receivable, current            4,626         4,626
  Other                                               26,090        26,685
                                                   ---------     ---------
    Total Current Assets                           1,549,109     1,341,994

Real estate, net of accumulated deprec-
 iation of $4,750 at December 31, 1998 and
 $4,000 at June 30, 1998                             235,567       244,317
Transportation equipment, net of accumulated
 depreciation of $4,625 at December 31, 1998
 and $3,125 and June 30, 1998                         10,375        11,875
Equipment, net of accumulated depreciation of
 $511 at December 31, 1998 and $0 at June 30,
   1998                                                    -             -
Mortgage notes receivable, net of current
 portion                                             724,833       814,010
Other                                                 57,213        57,213
                                                     -------      --------
TOTAL ASSETS                                     $ 2,577,097   $ 2,469,409
                                                   =========     =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $     5,332   $     6,931
  Notes payable, current portion                     412,833       318,519
  Income taxes payable                                19,700        39,531
  Deferred taxes payable, current portion              1,678         1,621
  Other                                               18,762        22,243
                                                    --------      --------
   Total Current Liabilities                         458,305       388,845

Deferred taxes payable, long term                     35,906        35,906
Notes payable, net of current portion                 24,138        28,109
                                                     -------       -------
TOTAL LIABILITIES                                    518,349       452,860
                                                     -------       -------
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 607,853 shares issued
   and outstanding                                    30,393        30,393
  Additional paid-in capital                       1,610,988     1,610,988
  Retained earnings                                  417,367       375,168
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,058,748     2,016,549
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,577,097   $ 2,469,409
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                    Three Months Ended
                                                 December 31,  December 31,
                                                    1998          1997
                                                ------------- --------------
Revenue:
  Rent income                                          5,250         7,620
  Interest income                                     41,397        41,892
  Management fee income                                    -        19,650
  Gain on disposition of assets                        2,681             -
  Other income                                             -             -
                                                    --------       -------
                                                      49,328        69,162
                                                    --------       -------
Operating Expenses:
  Depreciation                                         1,636         5,043
  Interest                                               257        22,074
  Rent                                                     -         7,279
  Contract services                                    2,198        10,790
  Auditing and accounting                              5,190         7,622
  Property taxes                                       1,141           726
  Other                                                  607         6,653
                                                     -------       -------
                                                      11,029        60,187
                                                     -------       -------
Net income before provision
 for income taxes                                     38,299         8,975

Provision for income taxes                            13,194           920
                                                     -------        ------
Net income                                        $   25,105    $    8,055
                                                    ========      ========
Per Share                                         $      .04    $      .01
                                                     =======      ========
Weighted Average Shares Outstanding                  607,853       752,537
                                                    ========      ========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)



                                                     Six Months Ended
                                                 December 31,  December 31,
                                                     1998          1997
                                                ------------- --------------
Revenue:
  Rent income                                    $     9,460    $   20,888
  Interest income                                     69,325        79,586
  Inspection fee income                                    -        23,200
  Gain on disposition of assets                        2,759             -
  Other                                                6,400             -
                                                    --------       -------
                                                      87,944       123,674
                                                    --------      --------
Expenses:
  Depreciation                                         2,761         9,999
  Interest                                               257        37,503
  Rent                                                     -        13,661
  Contract services                                    4,293        15,606
  Audit and accounting                                 9,615        10,785
  Property taxes                                       3,258         4,637
  Other                                                3,071         9,696
                                                    --------       -------
                                                      23,255       101,887
                                                    --------       -------
Net income before provision
 for income taxes                                     64,689        21,787

Provision for income taxes                            22,490         4,357
                                                     -------        ------
Net income                                       $    42,199    $   17,430
                                                     =======        ======
Per Share                                        $       .07    $      .02
                                                     =======       =======
Weighted Average Shares Outstanding                  607,853       752,537
                                                     =======       =======

The accompanying notes are an integral part of the financial statements.

                         ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Three Months Ended
                                                   December 31, December 31,
                                                       1998         1997
                                                 -------------- -------------
Cash Flows Operating Activities:
  Net income                                        $   25,105   $    8,055
  Depreciation                                           1,636        5,043
  (Decrease) in income taxes payable                    (5,652)      (5,660)
  (Decrease) in deferred income taxes payable                -       (4,607)
  (Decrease) in accounts payable and accrued
   expenses                                             (2,800)        (713)
  Common stock issued for services                           -        8,886
  Other                                                   (779)      (3,496)
                                                      --------      -------
Net Cash Provided by Operating Activities               17,510        7,508
                                                      --------       ------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase                  -     (879,064)
  Proceeds from redemptions of certificates
   of purchase                                         432,360      423,516
  (Investment) in equipment                               (511)           -
  Collection of notes receivable                        35,978        7,847
  Other                                                 16,906        1,703
                                                       -------       ------
Net Cash (Used in) Investing Activities                484,733     (445,998)
                                                       -------      -------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                      20,000            -
  (Repayment of) bank notes payable                   (485,886)    (134,300)
  (Repayment of) mortgage notes payable                 (1,985)      (2,142)
  (Repayment of) loan from related party                     -     (150,000)
                                                       -------      -------
Net Cash Provided by (Used in) Financing
 Activities                                           (467,871)    (286,442)
                                                       -------      -------
(Decrease) in Cash                                      34,372     (724,932)

Cash, Beginning of Period                               39,667    1,159,431
                                                        ------    ---------
Cash, End of Period                                 $   74,039      434,499
                                                       =======     ========
Interest Paid                                       $   17,730   $   22,074
                                                       =======      =======
Income Taxes Paid                                   $   18,321   $   11,187
                                                       =======      =======

The accompanying notes are an integral part of the financial statements.

                        ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Six Months Ended
                                                   December 31, December 31,
                                                       1998        1997
                                                  ------------- ------------
Cash Flows Operating Activities:
  Net income                                      $     42,199  $   17,430
  Depreciation                                           2,761       9,999
  (Decrease) in income taxes payable                   (19,831)     (5,560)
  (Decrease) in deferred income taxes payable                -      (4,607)
  (Decrease) in accounts payable
   and accrued expenses                                 (1,599)    (12,504)
  Common stock issued for services                           -       8,886
  Other                                                    652       5,231
                                                       -------     -------
Net Cash Provided by Operating Activities               24,182      18,875
                                                       -------     -------
Cash Flows from Investing Activities:
   (Investments) in certificates of purchase        (1,174,401) (1,592,656)
  Proceeds from redemptions of certificates of
   purchase                                            727,140   1,213,665
  (Investment) in equipment                               (511)          -
  Collection of notes receivable                        90,251      10,129
  Other                                                 16,906      12,523
                                                      --------     -------
Net Cash Provided by (Used in) Investing
 Activities                                           (340,615)   (356,339)
                                                      --------     -------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                     810,100           -
  (Repayment) of bank notes payable                   (485,886)   (596,130)
  (Repayment of) mortgage notes payable                 (3,971)     (6,933)
  (Repayment of) loan from related party                     -    (150,000)
                                                       --------    -------
Net Cash Provided by (Used in) Financing
 Activities                                            320,243    (753,063)
                                                       -------     -------
Increase (Decrease) in Cash                              3,810  (1,090,527)
                                                       -------   ---------
Cash, Beginning of Period                               70,229   1,159,431
                                                       =======   =========
Cash, End of Period                                $    74,039      68,904
                                                       =======   =========
Interest Paid                                      $    33,314  $   37,503
                                                       =======    ========
Income Taxes Paid                                  $    42,321  $   14,524
                                                       =======     =======

The accompanying notes are an integral part of the financial statements.

                     ROCKY MOUNTAIN POWER CO.
                  AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998
                          (Unaudited)

 (1) Condensed Financial Statements
    -------------------------------
    The financial statements included herein have been prepared by Rocky Mountain Power Co. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Rocky Mountain Power Co. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Rocky Mountain Power Co. later in the year.

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

The following discussion of the financial condition and results of operations of the Company relates to the three and six months ended December 31, 1998 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The Company has selected
June 30 as its year end.

Results of Operations
---------------------
Revenue for the three and six month periods ended December 31, 1998 decreased from the three and six month periods ended December 31, 1997 as follows:

                                        1997       1998       Decrease
                                     ---------   ---------    --------
Three Months Ended December 31,1998   $ 69,162    $ 49,328    $ 19,834

Six Months Ended December 31, 1998    $123,674    $ 87,944    $ 35,730

Revenue decreased principally due a change in the Company's business whereby it no longer does property inspections. The revenue for property inspections totaled $19,650 and $23,200 during the three and six month periods ended December 31, 1997. The Company had no income from property inspections during the three and six month periods ended December 31, 1998. Rent income during the six month period ended December 31, 1998 was $9,460 as compared to $20,888 during the six month period ended December 31, 1997, a decrease of $11,428 due to a decrease in rental real estate owned.

Expenses for the three and six month periods ended December 31, 1998 decreased from the three and six month periods ended December 31, 1997 as follows:

                                       1997        1998        Decrease
                                    ----------  ----------    ----------
Three Months Ended December 31,1998  $ 60,187    $ 11,029      $ 49,158

Six Months Ended December 31, 1998   $101,887    $ 23,255      $ 78,632

Operating expenses decreased principally due to the following:

The Company incurred rent expense on the ground lease cost of the Racquetball/Health Club facility which totaled $7,279 and $13,661 during the three and six month periods ended December, 31, 1997, respectively. Since the property was sold during June 1998 no ground lease expenses were incurred during the three and six month periods ended December 31, 1998.

Also, contract service expenses decreased from $10,790 to $2,198, a decrease of $8,592, when comparing the three month periods ended December 31, 1998 and 1997, due to the Company no longer performing property inspection services. Contract services also decreased from $15,606 to $4,293, a decrease of $11,313, when comparing the six month periods ended December 31, 1998 and 1997.
                               -8-

Interest expenses were $22,074 and $37,503 during the three and six month periods ended December 31, 1997, as compared to interest expenses of $257 during the three and six month periods ended December 31, 1998, resulting in decreases of $21,817 and $37,246, respectively.

Net income after provision for income taxes amounted to $25,105 during the three month period ended December 31, 1998 as compared to $8,055 during the three month period ended December 30, 1997, an increase of $17,050.

Net income after provision for income taxes amounted to $42,199 during the six month period ended December 31, 1998 as compared to $17,430 during the six month period ended December 31, 1997, an increase of $24,769.

Liquidity and Capital Resources
-------------------------------
Working capital was $953,149 at June 30, 1998 as compared to $1,090,804 at December 31, 1998, and increase of $137,655. The Company's stockholders' equity was $2,016,549 at June 30, 1998 as compared to $2,058,748 at December 31, 1998, an increase of $42,199, related to the net income of the Company for the six month period then ended.

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

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  None.
         -----------------
Item 2.  Changes in Securities  None.
         ---------------------
Item 3.  Defaults upon Senior Securities  None.
         -------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders  None.
         ---------------------------------------------------
Item 5.  Other Information  None.
         -----------------
Item 6.  Exhibits and Reports on Form 8-K  None.
         --------------------------------


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                ROCKY MOUNTAIN POWER CO.
(Date)                      January 20, 1998
By(Signature)               /s/ Michael L. Schumacher
(Name and Title)            Michael L. Schumacher, Chief
                            Executive Officer and Principal
                            Accounting Officer