Form 10-Q
period 1999-03-31
ROCKY MOUNTAIN POWER CO
filed 1999-05-17
CIK 1030984

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         March 31, 1999
                       ------------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.

For the transition period from                   to

Commission File Number            0-22027
                            ----------------

                         ROCKY MOUNTAIN POWER CO.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                          84-0503585
      ------------------------------           ---------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO        80046
  -------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

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

                                 [   ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1999, Registrant had 608,916 shares of common stock, $.05 par value, outstanding.

                              INDEX


Page

Number
------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1999
                 (Unaudited) and June 30, 1998                  2

               Statement of Income, Three Months
                 Ended March 31, 1999 and March 31, 1998
                 (Unaudited)                                    3

               Statement of Income, Nine Months
                 Ended March 31, 1999 and March 31, 1998
                 (Unaudited)                                    4

               Statement of Cash Flows, Three Months
                 Ended March 31, 1999 and March 31, 1998
                 (Unaudited)                                    5

               Statement of Cash Flows, Nine Months
                 Ended March 31, 1999 and March 31, 1998
                 (Unaudited)                                    6

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     8

Part II.  Other Information                                     9

                         ROCKY MOUNTAIN POWER CO.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                    ASSETS
                                                   March 31,      June 30,
                                                     1999           1998
                                                   ---------      --------
Current Assets:
  Cash                                           $    32,812   $
70,229
  Certificates of purchase, real estate
   foreclosures                                            -       799,801
  Real Estate held for sale                          917,723             -
  Mortgage notes receivable, current
   portion                                           304,531       301,574
  Mortgage note receivable, related party            139,079       139,079
  Deferred income taxes receivable, current            4,626         4,626
  Other                                               54,047        26,685
                                                   ---------     ---------
    Total Current Assets                           1,452,818     1,341,994

Real estate, net of accumulated deprec-
 iation of $5,636 at March 31, 1999 and
 $4,000 at June 30, 1998                             235,192       244,317
Transportation equipment, net of accumulated
 depreciation of $5,375 at March 31, 1999 and
 $3,125 and June 30, 1998                              9,625        11,875
Mortgage notes receivable, net of current portion    828,180       814,010
Other                                                 57,213        57,213
                                                    --------       -------
TOTAL ASSETS                                     $ 2,583,028   $ 2,469,409
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses          $    10,281   $     6,931
  Notes payable, current portion                     378,991       318,519
  Income taxes payable                                34,608        39,531
  Deferred taxes payable, current portion              1,678         1,621
  Other                                               12,655        22,243
                                                     -------       -------
    Total Current Liabilities                        438,213       388,845

Deferred taxes payable, long term                     35,906        35,906
Notes payable, net of current portion                 22,814        28,109
                                                     -------       -------
TOTAL LIABILITIES                                    496,933       452,860
                                                     =======       =======
Stockholders' Equity:
  Preferred stock, $25.00 par value, 200,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $.05 par value, 100,000,000
   shares authorized, 608,916 shares issued
   and outstanding at March 31, 1999 and
   607,853 shares at June 30, 1998                    30,446        30,393
  Additional paid-in capital                       1,614,435     1,610,988
  Retained earnings                                  441,214       375,168
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,086,095     2,016,549
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,583,028   $ 2,469,409
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                      Three Months Ended
                                                     March 31,     March 31,
                                                       1999          1998
                                                     ---------     ---------
Revenue:
  Rent income                                          5,250         2,207
  Interest income                                     43,564        31,799
  Gain on disposition of asset (Note 2)                   41        82,809
  Other income                                             -        27,769
                                                      ------       -------
                                                      48,855       144,584
                                                      ======       =======
Operating Expenses:
  Depreciation                                         1,125         1,126
  Interest                                                 -         6,227
  Rent                                                     -         9,705
  Auditing and accounting                                  -           388
  Other                                                8,975        41,339
                                                      ------        ------
                                                      10,100        58,785
                                                      ------        ------
Net income before provision
 for income taxes                                     38,755        85,799

Provision for income taxes                            14,908        15,648
                                                      ------        ------
Net income                                        $   23,847    $   70,151
                                                  ==========    ==========
Per Share                                         $      .04    $      .09
                                                  ==========    ==========
Weighted Average Shares Outstanding                  608,916       752,537
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                           ROCKY MOUNTAIN POWER CO.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                        Nine Months Ended
                                                     March 31,     March 31,
                                                       1999          1998
                                                     ---------     ---------
Revenue:
  Rent income                                         14,710        23,095
  Interest income                                    112,889       111,385
  Gain on disposition of asset (Note 2)                2,800        82,809
  Other income                                         6,400        50,969
                                                     136,799       268,258

Operating Expenses:
  Depreciation                                         3,886        11,125
  Interest                                               257        43,730
  Rent                                                     -        23,366
  Audit and accounting                                 9,615        11,173
  Other                                               19,597        71,278
                                                      ------       -------
                                                      33,355       160,672
                                                      ------       -------
Net income before provision
 for income taxes                                    103,444       107,586

Provision for income taxes                            37,398        20,005
                                                     -------       -------
Net income                                        $   66,046    $   87,581
                                                  ==========    ==========
Per Share                                         $      .11    $      .12
                                                  ==========    ==========
Weighted Average Shares Outstanding                  608,916       752,537
                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                      March 31,   March 31,
                                                        1999        1998
                                                    -----------   ---------
Cash Flows Operating Activities:
  Net income                                        $   23,847  $   70,151
  Depreciation                                           1,125       1,126
  Increase in income taxes payable                      14,908      15,178
  Increase in deferred income taxes payable                  -       6,243
  Increase in accounts payable and accrued expenses      4,949      74,016
  Stock issued for services                              3,500           -
  Other                                                (28,014)      8,050
                                                       --------    -------
Net Cash Provided by Operating Activities               20,315     174,764
                                                       --------    -------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase            (65,153)   (128,600)
  Proceeds from redemptions of certificates
   of purchase                                         244,206     835,030
  (Investment) in notes receivable                    (105,000)   (326,206)
  Collection of notes receivable                         5,622      32,508
  Other                                                123,849      87,775
                                                       -------     -------
Net Cash Provided by Investing Activities              203,524     500,507
                                                       -------     -------
Cash Flows from Financing Activities:
  (Repayment of) bank notes payable                   (263,742)   (403,870)
  (Repayment of) mortgage notes payable                 (1,324)     (1,822)
                                                      ---------   ---------
Net Cash (Used in) Financing Activities               (265,066)   (405,692)
                                                      ---------   ---------
Increase (decrease) in Cash                            (41,227)    269,579

Cash, Beginning of Period                               74,039      68,904
                                                       --------    --------
Cash, End of Period                                 $   32,812     338,483
                                                    ==========  ==========
Interest Paid                                       $    8,634  $    6,227
                                                    ==========  ==========
Income Taxes Paid                                   $        -  $        -
                                                    ==========  ==========

The accompanying notes are an integral part of the financial statements.

                          ROCKY MOUNTAIN POWER CO.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
                                                      March 31,   March 31,
                                                        1999        1998
                                                      ---------   ---------
Cash Flows Operating Activities:
  Net income                                        $   66,046  $   87,581
  Depreciation                                           3,886      11,125
  Increase (decrease) in income taxes payable           (4,923)      9,618
  Increase in deferred income taxes payable                  -       1,636
  Increase in accounts payable and accrued
   expenses                                              3,350      61,512
  Stock issued for services                              3,500       8,886
  Other                                                (27,362)     13,281
                                                       --------     ------
Net Cash Provided by Operating Activities               44,497     193,639
                                                       --------    -------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase         (1,239,554) (1,721,256)
  Proceeds from redemptions of certificates
   of purchase                                         971,346   2,048,695
  (Investment) in property                                (511)          -
  (Investment) in notes receivable                    (105,000)   (326,206)
  Collection of notes receivable                        95,873      42,637
  Other                                                140,755     100,298
                                                      --------     -------
Net Cash Provided by (Used in) Investing Activities   (137,091)    144,168
                                                      ---------    -------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                     810,100           -
  (Repayment of) bank notes payable                   (749,628) (1,000,000)
  (Repayment of) mortgage notes payable                 (5,295)     (8,755)
  (Repayment of) loan from related party                     -    (150,000)
                                                      ---------  ----------
Net Cash Provided by (Used in) Financing Activities     55,177  (1,158,755)
                                                      --------- -----------
(Decrease) in Cash                                     (37,417)   (820,948)
Cash, Beginning of Period                               70,229   1,159,431
                                                      ---------  ---------
Cash, End of Period                                 $   32,812     338,483
                                                    ==========  ==========
Interest Paid                                       $   41,948  $   43,730
                                                    ==========  ==========
Income Taxes Paid                                   $   42,321  $   14,524
                                                    ==========  ==========

The accompanying notes are an integral part of the financial statements.

                       ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999
                            (Unaudited)

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended March 31, 1999 and 1998 and the nine (9) months ended March 31, 1999 and 1998, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The Company was a relatively inactive public shell corporation for the two years preceding the business combination with Prime Rate Investment Management Enterprises, Inc. (PRIME) effective March 31, 1997. Since the controlling shareholders of PRIME control RMPC after the business combination, the transaction was accounted for as a reverse acquisition. The financial statements of PRIME are presented in this filing since for accounting purposes PRIME is the acquiring entity. Effective April 30, 1997, PRIME was merged into RMPC with Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), a wholly-owned subsidiary of PRIME becoming a wholly-owned subsidiary of RMPC. PRIDE is the operating company and RMPC is principally a holding company. The Company has selected June 30 as its fiscal year end.

Results of Operations
---------------------
Revenue for the three and nine month periods ended March 31, 1999 decreased from the three and nine month periods ended March 31, 1998 as follows:
                                 1998        1999      Decrease
                               --------    --------    --------
Three Months Ended March 31,   $144,584    $ 48,855    $ 95,729

Nine Months Ended March 31,    $268,258    $136,799    $131,459

Revenue decreased principally due to gains recognized on disposition of assets. Gains recognized totaled $82,809 for the nine month period ended March 31, 1998 as compared to $2,800 for the nine month period ended March 31, 1999. Revenue also decreased due to a change in the Company's business whereby it no longer does property inspections.
The revenue for property inspections totaled $27,769 and $50,969 during the three and nine month periods ended March 31, 1998. The Company had no income from property inspections during the three and nine month periods ended March 31, 1999. Rent income during the nine month period ended March 31, 1999 was $14,910 as compared to $23,095 during the nine month period ended March 31, 1998, a decrease of $8,385 due to a decrease in rental real estate owned.

Operating expenses were $58,785 during the three month period ended March 31, 1998 as compared to $10,100 during the three month period ended March 31, 1999. Operating expenses were $160,672 during the nine month period ended March 31, 1998 as compared to $33,355 during the nine month period ended March 31, 1999. Operating expenses decreased principally due to the ground lease cost of the Racquetball/Health Club facility which totaled $9,705 and $23,366 during the three and nine month periods ended March 31, 1998, respectively, and due to the decrease in contract services paid for property inspections.

Net income after provision for income taxes amounted to $23,847 during the three month period ended March 31, 1999 as compared to $70,151 during the three month period ended March 31, 1998, a decrease of $46,304.

Net income after provision for income for the nine month period ended March 31, 1999 was $66,046 as compared to $87,581 during the nine month period ended March 31, 1998, a decrease of $21,535.

Liquidity and Capital Resources
-------------------------------
Working capital was $1,014,605 at March 31, 1999 as compared to 953,149 at June 30, 1998. The Company's stockholders' equity was
$2,086,095 at March 31, 1999 as compared to $2,016,549 at June 30,
1998. The increase in stockholders' equity related principally to the net income recognized for the nine months ended March 31, 1999.

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



(Registrant)                          ROCKY MOUNTAIN POWER CO.



Date                                May 17, 1999
BY(Signature)                       /s/Michael L. Schumacher
Name and Title                      Michael L. Schumacher, Chief
Executive                           Officer and Principal Accounting
                                    Officer