Form 10-K
period 1999-06-30
ROCKY MOUNTAIN POWER CO
filed 1999-09-24
CIK 1030984

                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-KSB

                         (Mark One)

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended
   X      June 30, 1999
--------                            or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
--------
For the Transition Period from ____________ to _____________

Commission File Number        0-22027
                       --------------------
                      ROCKY MOUNTAIN POWER CO.
         ---------------------------------------------------------
        (Name of Small business Issuer as Specified in its charter)

                               N/A
                    ---------------------------
                   (Previous name of Registrant)

            Colorado                                 84-0503585
  -----------------------------                 ---------------------
 (State or other jurisdiction of
  incorporation or organization)               (IRS Employer ID Number)

  12835 E. Arapahoe Road, T-II #110, Englewood, Colorado           80112
  ------------------------------------------------------          --------
       (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:       (303) 792-2466

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

YES     X     		NO
   ---------       ---------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The Issuer's revenues for its most recent year ended June 30, 1999 were $209,084.

The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because there is a limited market for the common stock.

As of June 30, 1999, 608,917 shares of common stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format
(Check One):
Yes                 No     X
      ---------         ---------

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

RMPC has approximately 439 shareholders.

The RMPC common stock is traded on the NASDAQ Bulletin Board under the symbol RMPC.

The principal executive offices of the Company are located at 12835 E. Arapahoe Road, T-II, #110, Englewood, Colorado 80112, and the Company's telephone number is (303) 792-2466.

The Company has selected June 30 as its fiscal year end.

Recent Developments

None

Description of Business

RMPC's wholly owned subsidiary Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), is principally in the real estate investment business. PRIDE also is in the business of investing in foreclosure sale real estate certificates of purchase in the Denver Metropolitan area. PRIDE acquires the certificates of purchase by bidding at foreclosure sales. Under Colorado statutes, there is generally a minimum redemption period of seventy-five (75) days whereby the property owner can redeem the foreclosed property by paying the certificate of purchase balance bid price plus interest at the rate specified on the mortgage note, plus reimbursement of certain costs and expenses incurred by the holder of the certificate of purchase during the redemption period. If the former property owner fails to redeem the property, then junior lienholders have a right to redeem. If the property is not redeemed, the holder of the certificate of purchase will be granted title to the property. It is PRIDE's investment policy to invest in certificates of purchase that have sufficient equity such that it is likely that the property will be redeemed.

As of June 30, 1999 the Company had $906,464 invested in mortgage notes receivable. The Company's investments in mortgage loans are collateralized principally by deeds of trust on real estate located primarily in Colorado, California and Arizona. As of June 30, 1999, the Company had seven mortgage loans receivable from one individual totaling approximately $87,243. The loans as a percentage of value of the real estate collateral were approximately 90% at the time of sale. The Company also had, as of June 30, 1999 17 mortgage loans reciveable from another non-affiliated individual totaling approximately $565,497. The second individual's loans as a percentage of value of the real estate collateral were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. These mortgage loans to the two individuals are a material concentration of credit risk.

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

(1) The Company may invest in any type of real estate but currently principally has investments in residential rental houses. The Company also owns one residential condominium and thirteen residential lots. The Company engages independent property management companies to manage the rental properties. The property management companies find tenants, collect the rent and pay certain expenses on the Company's behalf and remit net rent monthly to the Company. The Company has financed its real estate acquisitions with its own capital plus assumption of exsisting loans on properties or owner carry back loans on properties. The Company has no limitation policy on the number or amount of mortgages which may be placed on any one piece of property. Appropriateness of real estate investments and related financing decisions are determined by the officers of the Company.

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

(c) As of June 30, 1999, the Company had no investments in real estate which amounted to ten percent or more of the total assets of the Company.

The Company has approximately $241,000 invested in other real estate. Generally summarized as follows:

Description

Three acres of land with a rental home on the property located in Oakhurst, California, near Yosemite National
   Park.  This property is zoned for multiple family housing.



Thirteen residential lots located in Nebraska, Arkansas,
   Florida and North Dakota				                                $    160,000
                                                                     81,000
                                                               ------------
                                                               $    241,000
                                                               ============

All of the above properties are free and clear of encumbrances. The rental house has an annual lease. There are no options or contracts related to the sale of any of the properties owned by the Company. There are no plans for renovation, improvement or development of any of the properties owned. The Company intends to hold the residential rental property for its current income production and also for the possibility of long-term capital gains. Management believes that all properties have adequate insurance coverage. The residential rental property has had vacancies of less than 5% during the last two years.

Item 3.  Legal Proceedings

RMPC is not party to any material legal proceeding, nor is the Company's property the subject of any material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

None during the year ended June 30, 1999.

                              PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

(a) Market Information. As of June 30, 1999 the RMPC common stock was listed on the NASDAQ Bulletin Board under the symbol "RMPC." The first available quotes on the bulletin board appeared in the 4th quarter of 1997. The bid prices included below have been obtained from sources believed to be reliable:

                                      Low		        High
Quarters Ended		                     	Bid        		Bid

December 31, 1997                   		3.25	       	3.50
March 31, 1998	                     		3.00       		3.25
June 30, 1998		                      	3.00       		3.50
September 30, 1998	                  	3.00       		3.25
December 31, 1998		                   3.00       		3.25
March 31, 1999			                     3.00	       	3.25
June 30, 1999			                      3.00       		3.25

The Company has applied for quotation of the Common Stock on the NASDAQ Small Cap Exchange operated by the National Association of Securities Dealers, Inc. and has initially been denied listing status. The Company is currently appealing the decision.

(b) Holders. RMPC has approximately 608,917 shares of common stock issued and outstanding as of June 30, 1999, which are held by approximately 439 shareholders. Of such shares, approximately 240,000 shares, held by approximately 420 shareholders are eligible for resale. The remaining shares are restricted shares under Rule 144. The Company presently has no existing stock option or other plans nor are there any outstanding options, warrants or securities convertible into Common Stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations

Plan of Operations

GENERAL

RESULTS OF OPERATIONS

Year Ended June 30, 1998

Revenue for the year ended June 30, 1998 was approximately $320,000 as compared to revenue of approximately $341,000 for the eight months ended June 30, 1997. The average per month for the year ended June 30, 1998 was approximately $27,000 as compared to approximately $43,000 per eight month period ended June 30, 1997. This decrease resulted principally from less rental income during the period ended June 30, 1998 since various properties were sold near the end of the period ended June 30, 1997. The Company's interest income increased principally due to the carryback mortgages on properties sold. During the year ended June 30, 1998 and the eight month period ended June 30, 1997 the Company had gains from the sale of real estate of approximately $97,000 and $114,000 respectively. Past gains may not necessarily be indicative of future results.


Operating expenses were approximately $182,000 during the year ended June 30, 1998, and approximately $167,000 during the eight month period ended June 30,

1997. The average per month for the Period ended June 30, 1998 was approximately $15,000 as compared to approximately $21,000 per month for the eight month period ended June 30, 1997. The decreases relate principally to the decrease in operating and interest expenses on properties previously owned.

Net income after the provision for income taxes decreased from approximately $133,000 during the eight month period ended June 30, 1997 to approximately $100,000 during the year ended June 30, 1998, a decrease of approximately $2,700 per month.

Year Ended June 30, 1999

Revenue for the year ended June 30, 1999 was approximately $210,000 as compared to revenue of approximately $320,000 for the year ended June 30, 1998. The average per month for the year ended June 30, 199 was approximately $17,500 as compared to approximately $27,000 per month for the year ended June 30, 1998. This decrease resulted in part from less rental income and less management fee income during the period ended June 30, 1999 since various properties were sold near the end of the period ended June 30, 1998. The Company's interest income decreased principaly due to the payoff of several mortgages on properties sold. During the year ended June 30, 1999 and the year ended June 30, 1998 the Company had gains from the sale of real estate of approximately $44,000 and $97,000 respectively. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $59,000 during the year ended June 30, 1999, and approximately $182,000 during the year ended June 30, 1998. The average per month for the period ended June 30, 1999 was approximately $5,000 as compared to approximately $15,000 per month for the year ended June 30, 1998. The decreases relate principally to the decrease in operating and interest expenses on properties previously owned.

Net income after the provision for income taxes increased from approximately $100,000 during the year ended June 30, 1998 to approximately $110,000 during the year ended June 30, 1999, an increase of approximately $800 per month.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had an unrestricted cash balance of approximately $70,000. The Company's current assets were approximately $1,342,000 at June 30, 1998 and its current liabilities totaled approximately $389,000, resulting in net working capital of approximately $953,000, a current ratio of approximately 3.45 to one.


At June 30, 1999 the Company had an unrestricted cash balance of approximately

$445,000. The Company's current assets were approximately $1,171,000 at June 30, 1998 and its current liabilities totaled approximately $87,000, resulting in net working capital of approximately $1,084,000, a current ratio of approximately 13.46 to one.

FINANCIAL POSITION

Stockholders' equity totaled approximately $2,130,000 at June 30, 1999 as compared to approximately $2,017,000 at June 30, 1998, an increase of approximately $113,000. This increase resulted from a net income of approximately $110,000 and additional stock issued in the approximate amount of $3,500.

Management has not made any commitments which will require any material financial resources in excess of resources now available to the Company.


Subsequent Events

None

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act.

There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) interest rates, (b) general economic conditions and (c) specific economic conditions within the areas where the Company operates.

This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Item 7.  Financial Statements

Please see pages F-1 through F-11.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in the Company's independent accountants.
                                8

                            PART III

Item 9.  Directors, Executive Officers,
 and Control Persons

The directors and officers of RMPC
 are as follows:
NAME		AGE	POSITION(S)	TENURE

Michael L. Schumacher	50	President and Director	October 31, 1996 to
present

George A. Powell	72	Vice President and Director	October 31, 1996 to
present

James D. Phelps	59	Secretary and Treasurer		1992 to present

Robert S. Benham	56	Director	October 1996 to present

Robert F. Moreland58	Director		1989 to present

Norman L. Horsfield74	Director	1989 to present

Peter Porath	68	Director	1997 to present

Michael L. Schumacher has been a director and president of RMPC since October 31, 1996. He also has been a director and president of PRIME and its subsidiaries since inception, May 1, 1995. Mr. Schumacher was previously, until 1995, a director and president of Universal Capital Corporation and High Hopes, Inc., both public reporting companies. Universal Capital Corporation was an inactive public shell and High Hopes, Inc. was a real estate investment company while Mr. Schumacher was serving as president and director. Mr. Schumacher is the director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Englewood, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a bachelors degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

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

Peter Porath has been a director of RMPC since 1997. Mr. Porath has a Bachelor's Degree from 1998. RIPON College and an L.L.B. degree from DePaul University. Mr. Porath is currently President of Dunhill Sports, a private
company in the sports products industry.   Mr. Porath was previously President
of Vacation Ownership Marketing, a real estate development company.
Mr. Porath also was previously Vice-president of Investment Corporation of Florida, a real estate development company that developed the City of Wellington, Florida and Palm Beach Polo Club.

Item 10.  Executive Compensation

There was no compensation paid to any officer of RMPC or PRIME other than director fees paid to RMPC directors.

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 1999, but entered into various consent resolutions in lieu of meetings.

The Company's Board of Directors has established an Audit Committee. The function of the Audit Committee is to review the results and scope of the audit and other services provided by the Company's independent auditors, review and evaluate the Company's internal audit and control functions and monitor transactions between the Company and its employees, officers and directors.
                               10

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1999.


                 Annual Compensation               Long-Term Compensation
                 -------------------               ----------------------
                                                          	 Awards     Payouts
                                                            ------     -------
                                       Other
                                       Annual 	Restricted
                                       Compen-   Stock	    Options/
LTIP
                                       sation  	Award(s)    	SARs
Payouts
Name & Principal                        ($)       (%)         (#)       ($)
 Position        Year Salary($) Bonus($)

Michael L.
 Schumacher      1999  $  -     	$  -    $  -     $   -	       -	      $   -

(1) Mr. Schumacher received $500 of common stock
(2) as directors fees during the period ended June 30, 1999.

Compensation of Directors

There was no compensation paid to any director of RMPC or PRIME other than $3,500 paid as director fees to RMPC directors for the year ended June 30, 1999, and $3,500 paid as directors fees to RMPC directors for the year ended June 30, 1998.

Employment Agreements

None

Long-Term Incentive Plan

None

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of June 30, 1999:

Name and Address	                    Amount and Nature           	Percent
of Beneficial Holder	             of Beneficial	Ownership
Michael L. Schumacher	(1)	             234,552 shares             38.520%
12835 E. Arapahoe, T-II, #110
Englewood, CO   80112

Terry and Susan R. Seipelt              52,959 shares	            8.697%
11330 North Scioto Avenue
Oro Valley, AZ   85737

Jackie Sanders		                        68,304 shares	          11.217%
1301 Electric Avenue
Seal Beach, CA    90740

Harold L.  Morris   (2)	               132,548 shares          	21.767%
3991 MacArthur Blvd. #100
Newport Beach, CA   92660

George A. Powell 	                     	1,284 shares            2.109%
Vice President and Director
7333 S. Fillmore Circle
Littleton, CO 80122

Norman L. Horsfield                     1,128 shares         	  1.852%
Director
2567 Wilt Road
Fallbrook, CA   92028

James D. Phelps                         	410 shares	             .067%
Secretary and Director
4735 S. Kalamath Street
Englewood, CO 80110

Robert S. Benham                       		628 shares	            .103%
Director
9273 E. Eastman Place
Denver, CO 80231

Robert F. Moreland                      	469 shares	            .077%
Director
12 Parrot Trail
Round Rock, TX 78681

Peter Porath	                           	335 shares	            .055%
Director
12773 Forest Hill Blvd. #209
Wellington, FL 33414

Officers and directors as a          	238,806 shares         	39.218%
group (1)


 Michael L. Schumacher owns 628 shares individually. In addition, Mr. Schumacher, President and Director of RMPC and his spouse Zona R. Schumacher are the sole beneficiaries of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan) which owns 230,399 shares of RMPC. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares to be owned by certain relatives of Mr. Schumacher:

Owner	                      			Relationship	              		Number of Shares

Zona Schumacher	            	  Spouse		                     		     493
Jada Schumacher			             Daughter	                    		     512
Spencer Schumacher		           Son                         			     512
Quinn Schumacher		             Son	                        			     512
Ralph and Alma Schumacher	     Parents		                     	     183
Roberta and Timothy Weiss	     Sister and her spouse	              164
Constance and Gary Novak	      Sister and her spouse         	     164
Cynthia and Greg Becker		      Sister and her spouse         	     164
Katheryn and Ken Zeeb	         Sister-in-law and her spouse        164
Lowell and Ginett Janssen      Brother-in-law and his spouse       329
Warren and Cathy Janssen       Brother-in-law and his spouse       164
Rachel and Charles Paprocki    Sister-in-law and her spouse        164
Total							                                                     3,525

Mr. Schumacher disclaims beneficial ownership of an additional 76,703 shares held by the Plan as collateral for promissory notes totaling approximately $275,000 including accrued interest at June 30, 1999.
The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2000. Failure to collect the note balances and accrued interest at that time would result in the Schumacher Plan obtaining ownership of the 76,703 additional shares.

(2) Harold L. Morris individually owns 64,399 shares of RMPC. In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan which owns 34,978 shares of RMPC. Applegates Landing I, a Harold L. Morris family partnership owns 24,299 shares. Professional Investors, a Utah Limited Partnership, of which Mr. Morris is a partner, owns 1,679 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

Owner       				Relationship			Number of
Shares

Debra L. Morris			Daughter		    	   4,796
Gary A. Morris			 Brother   			 	   2,397
                                    -----
Total							                        7,193
                                    =====
Mr. Morris disclaims beneficial ownership of an additional 68,222 shares held by Mr. Morris, or entities controlled by him, as collateral for promissory notes, totaling approximately $251,000 including accrued interest at June 30, 1999.  The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2000.  Failure to collect the note balances and accrued interest would result in Mr.
Morris, or entities controlled by him, obtaining ownership of the additional 68,222 shares.
                               13

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, all beneficial ownership reports of officers, directors and holders of 10% of the Company's common stock have been filed on timely reports.

Item 12.  Certain Relationships and Related Transactions

None during the year ended June 30, 1999.

Item 13.  Exhibits and Reports on Form 8-K

None

                        INDEX TO FINANCIAL STATEMENTS

                      	ROCKY MOUNTAIN POWER CO.
                    	AND CONSOLIDATED SUBSIDIARIES



                       	FINANCIAL STATEMENTS


                      	June 30, 1999 and 1998


Report of Independent Certified Public Accountants	       	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets                              		F-3

Consolidated Statements of Income                        		F-4

Consolidated Statement of Changes in                      	F-5
  Stockholders' Equity

Consolidated Statements of Cash Flows                    		F-6

Notes to Consolidated Financial Statements                	F-7 - F-11

           	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Rocky Mountain Power Co.
Englewood, CO   80112


   We have audited the accompanying consolidated balance sheets of Rocky Mountain Power Co. and Consolidated Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended June 30, 1999 and June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Rocky Mountain Power Co. and Consolidated Subsidiaries as of June 30, 1999 and June 30, 1998, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended June 30, 1999 and June 30, 1998, in conformity with generally accepted accounting principles.




                                                Miller and McCollom
                                                Certified Public Accountants
                                                7400 W. 14th Avenue
                                                Lakewood, Colorado   80215
September 15, 1999

                           	ROCKY MOUNTAIN POWER CO.
                        	AND CONSOLIDATED SUBSIDIARIES

                         	CONSOLIDATED BALANCE SHEETS

                                  	ASSETS
                                   ------

                                                      	June 30,     	June 30,
                                                    	    1999    	     1998
Current Assets:
Cash                                               	$   445,158 	$     70,229
Certificates of purchase, real estate
 foreclosures (Note 3)	                                 197,247      	799,801
Mortgage notes receivable, current
 portion (Note 3)                                      	111,108      	301,574
Mortgage note receivable, related
 party (Note 3)	                                        139,079      	139,079
Deferred income taxes receivable,
 current (Note 5)	                                        4,626        	4,626
Sale proceeds receivable (Note 7)                      	246,500         	-
Other	                                                   26,831  	     26,685
                                                      ---------     ---------
  Total Current Assets	                               1,170,549    	1,341,994

Real estate, net of accumulated deprec-
 iation of $5,500 at June 30, 1999 and
 $4,000 at June 30, 1998 (Note 3)	                      234,817      	244,317
Transportation equipment, net of accumulated
 depreciation of $6,125 at June 30, 1999
 and $3,125 at June 30, 1998	                             8,875       	11,875
Mortgage notes receivable, net of
 current portion (Note 3)	                              795,356      	814,010
Deferred income taxes receivable, net
 of current portion (Note 5)	                            53,557  	     57,213
                                                      ---------     ---------
TOTAL ASSETS	                                       $ 2,263,154  	$ 2,469,409
                                                      =========     =========

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                  	$     8,158   	$     6,931
Notes payable, current portion (Note 2)	                10,005       	318,519
Income taxes payable (Note 5)	                          41,689        	39,531
Deferred taxes payable, current portion (Note 5)         2,104          1,621
Accrued expenses and other	                             24,598    	    22,243
                                                        ------        -------
  Total Current Liabilities	                            86,554       	388,845

Deferred taxes payable, long term (Note 5)             	27,595        	35,906
Notes payable, net of current portion (Note 2)	         18,872         28,109
                                                       -------        -------
TOTAL LIABILITIES	                                     133,021    	   452,860
                                                       -------        -------
Stockholders' Equity:
Preferred stock, $25.00 par value, 200,000
 shares authorized, none issued & outstanding             	-            	-
Common stock, $.05 par value, 100,000,000
 shares authorized, 608,917 shares issued
 and outstanding at June 30, 1999 and
   607,853 at June 30, 1998 	                            30,446       	30,393
 	Additional paid-in capital	                         1,614,435    	1,610,988
Retained earnings	                                      485,252  	    375,168
TOTAL STOCKHOLDERS' EQUITY	                           2,130,133  	  2,016,549
                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,263,154	  $ 2,469,409
                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.

                    	ROCKY MOUNTAIN POWER CO.
                 	AND CONSOLIDATED SUBSIDIARIES

               	CONSOLIDATED STATEMENTS OF INCOME



                                    	 	          Year Ended   	Year
Ended
                                               	 	June 30,  	   June 30,
                                            	   	   1999     	   1998
Revenue:
Rent income                                    		$    7,960 	$     26,557
Interest income	                                   	150,261      	157,838
Management fee income                                		-
38,350
Gain on the sale of real estate                      43,570        97,174
Other income	     	                                   7,293          -
                                                   --------      --------
                                            	   	   209,084  	    319,919
                                                   --------      --------
Expenses:
Property management fees	                              	660       	15,591
Rent                                                 		-          	28,219
Depreciation		                                        4,500       	12,250
Interest 	                                           	3,163       	47,401
Real estate taxes and insurance                       3,677        	9,079
Repairs and maintenance		                               229        	5,101
Professional fees	                                  	28,119       	21,487
Stock issued for services	                            3,500       	12,386
Other		                                              14,902  	     30,876
		                                                  -------       -------
                                                     58,750 	     182,390
                                                    -------       -------
Net income before provision
 for income taxes 	                                 150,334  	    137,529
                                                    -------       -------
Provision for income taxes (Note 5):
Current                                            		41,686       	39,531
Deferred		                                           (1,436) 	     (2,515)
		                                                  -------       -------
                                                     40,250  	     37,016
	                                                   -------       -------
Net income 	                                    	$  110,084  	$   100,513
                                                   --------      --------
Per Share	                                      	$      .18  	$       .14
                                                   ========      ========
Weighted Average Shares
 Outstanding		                                      608,917  	    721,364
                                                   ========      ========

The accompanying notes are an integral part of the financial statements.
                                F-4

                     	ROCKY MOUNTAIN POWER CO.
                   	AND CONSOLIDATED SUBSIDIARIES

       	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              	From June 30, 1997 through June 30, 1999

                           Common     Stock   Paid-in     Retained
                          No./Shares  Amount  Capital     Earnings   Total
                          ----------  ------  -------     -------   --------
Balance at June 30, 1997  $ 749,742  $ 37,487 $2,065,234  $274,655 $2,377,376
Common stock issued           3,873       194     12,192      -        12,386
Common stock cancelled     (145,762)   (7,288)  (466,438)     -      (473,726)
Net income for the year
ended June 30, 1998            -         -          -      100,513    100,513
                           --------   -------  ---------   -------  ---------
Balance at June 30, 1998    607,853    30,393  1,610,988   375,168  2,016,549
Common stock issued           1,064        53      3,447      -         3,500
Net income for the year
ended June 30, 1999            -         -          -      110,084    110,084
                            -------  --------  ---------  --------  ---------
Balance at June 30, 1999    608,917  $ 30,446 $1,614,435 $ 485,252 $2,130,133
                            =======  ========  =========  ========  =========












The accompanying notes are an integral part of the financial statements.

                      ROCKY MOUNTAIN POWER CO.
                    AND CONSOLIDATED SUBSIDIARIES

               	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             		Year ended     	Year ended
		                                              June 30,       	June 30,
                                           		    1999       	    1998
Cash Flows Operating Activities:
Net income 		                                 $  110,084        	$   100,513
Depreciation		                                     4,500             	12,250
Stock issued for services		                        3,500               	-
Increase in income taxes payable	                 	2,158             	23,371
(Decrease) in deferred income taxes payable		     (4,172)            	(2,515)
Increase in accounts payable and accrued
 expenses                                   	     	3,582              	8,293
(Gain) on sale of assets		                          - 	              (78,947)
                                                --------             -------
Net Cash Provided by Operating Activities	   	   119,652        	     62,965
                                                --------             -------
Cash Flows from Investing Activities:
(Increase) in sales proceeds receivable       		(246,500)              	-
Collection of (Investments in) certificates
 of purchase	                                   	602,554           	(233,224)
Collection of notes receivable                 		485,666            	564,554
(Investment) in mortgage notes receivable		     (276,546)          	(255,240)
Disposition of real estate		                       8,000             	37,877
Other		                                             (146)       	    154,273
                                                --------            --------
Net Cash Provided by Investing Activities		      573,028        	    268,240
                                                --------            --------
Cash Flows from Financing Activities:
Common stock issued and additional
 paid-in capital	                                  	-                	12,386
(Repayment) of notes payable	                    	(7,851)        	(1,282,793)
Loan from bank	                               	2,565,004               	-
(Repayment) of loan from bank	   	            (2,774,904)	              -
(Repayment) of loan from related party		        (100,000)       	   (150,000)
                                               ---------            --------
Net Cash Provided by
 Financing Activities                       		  (317,751)         (1,420,407)
                                               ---------           ---------
Increase (decrease) in Cash	                    	374,929         	(1,089,202)
Cash, Beginning of Period                  	 	    70,229        	  1,159,431
                                               ---------           ---------
Cash, End of Period		                         $  445,158        	$    70,229
                                               =========          ==========
Interest Paid	                               	$    3,163        	$    47,401
                                               =========          ==========
Income Taxes Paid		                           $   42,846 	       $    16,122
                                               =========          ==========

The accompanying notes are an integral part of the financial statements.

                     	ROCKY MOUNTAIN POWER CO.
                 	AND CONSOLIDATED SUBSIDIARIES

            	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     	June 30, 1999 and 1998

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

(c)	Investment in Real Estate and Related Depreciation
    --------------------------------------------------
The Company's investments in rental real estate are carried at cost, net of accumulated depreciation. Depreciation on rental real estate is being computed using the straight-line method over estimated useful lives of 40 years. Major renovations are capitalized. Repairs and maintenance costs are expensed as incurred.

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

                      	ROCKY MOUNTAIN POWER CO.
                   	AND CONSOLIDATED SUBSIDIARIES

             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      	June 30, 1999 and 1998


(1)  Summary of Accounting Policies, Continued
    ------------------------------------------
(e)	Geographic Area of Operations and Interest Rates
    ------------------------------------------------
The Company owns properties principally in California, Nebraska, North Dakota, Florida and Arkansas. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in four areas, this concentration of operations results in an associated risk and uncertainty.

(f)	Provision for Deferred Income Taxes
    -----------------------------------
Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. Income tax regulations allow the use of the installment method for reporting sales of assets. The Company has provided a deferred income tax provision for this timing difference.

(2)	Notes Payable
    -------------
As of June 30, 1999 the Company had outstanding $28,877 on a note payable bearing interest at 15%. Maturities of this note payable is summarized as follows:

Year ending June 30,
             2000		         	$   10,005
             2001	          	    11,614
             2002	         		     7,258
             2003	       		         -
   Thereafter		                     -
            Total          		$   28,877

This note is due in monthly installments of $1,129 through December, 2002. This note is not collateralized by any assets of the Company. Also included in notes payable at June 30, 1998, was $209,900 payable to a bank collateralized by certain mortgage notes receivable and certificates of purchase. This note was paid in full during the year ended June 30, 1999. The terms of the bank loan are more fully disclosed in Note 6. In addition, the Company had a $100,000 note payable to a shareholder which was uncollateralized and was paid in full during the year ended June 30, 1999.
                            F-8

                   	ROCKY MOUNTAIN POWER CO.
                 	AND CONSOLIDATED SUBSIDIARIES

            	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     	June 30, 1999 and 1998


(3)	Concentration of Credit Risk
    ----------------------------
The Company's material concentration of credit risk consists principally of investments in mortgage loans and certificates of purchase. The Company's investments in mortgage loans are collateralized principally by first or second deeds of trust on real estate located primarily in Colorado, Arizona and California. At June 30, 1999, the Company had seven mortgage loans receivable from one individual totaling approximately $87,243. The loans as a percentage of value were approximately 90% at the time of sale. The Company also had seventeen mortgage loans receivable from another individual totaling approximately $565,497. The second individual's loans as a percentage of value were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior
lien on another property owned by this individual.   The
weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

The Company has one investment in a foreclosure certificate of purchase totaling $197,247 as of June 30, 1999. This certificate of purchase entitles the Company to receive interest at the original foreclosed mortgage loan rate over the redemption period, which is generally 75 days, or title to the property if not redeemed within the redemption period. The interest rate on the Company's investment in certificate of purchase was 30%. Subsequent to June 30, 1999, the Company obtained title to the property that was subject to the certificate of purchase.

Effective March 31, 1998, the Company sold its investment in a health club/racquetball building to the shareholder that originally contributed the property for stock. The gross proceeds to the Company were 145,762 shares of the Company's common stock and a mortgage note receivable of $139,079 collateralized by the property. This note bears interest at 8% per annum and is totally due on March 31, 2000. The Company recognized a gain on this sale of $78,947. The shares of stock returned to the Company were recorded at net book value, cancelled and returned to authorized but unissued stock.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 1999, the Company had a concentration of credit risk since it had temporary cash investments in bank accounts totalling $309,112 in excess of the FDIC insured amounts.

                      ROCKY MOUNTAIN POWER CO.
                   	AND CONSOLIDATED SUBSIDIARIES

              	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      	June 30, 1999 and 1998

(4)	Fair Value Financial Instruments
    --------------------------------
As of June 30, 1999, the Company had various investments in long term mortgage notes receivable and was obligated under various mortgage notes payable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

(5)  Income Taxes
    -------------
A reconciliation between the expected income tax provision computed at a federal statutory rate of 39% and the actual income tax provision follows:

                                               	    		Year    		Year
                                              	    		Ended    		Ended
                                              	  		June 30,  	  June 30,
                                             			     1999    	    1998

Expected income tax	                           $    58,630 		$    53,636
Graduated tax brackets	                           	(16,750)     	(16,750)
Benefit of utilization of net
 operating loss carryover	                          (4,626)     		(4,626)
State tax net of federal
 benefit		 	                                         4,584       		4,194
Other, net		                                        (1,588)		        562
                                                   -------       -------
 		                                            $    40,250 		$    37,016
                                                   =======       =======
The tax effects of temporary differences that give rise to
the deferred tax liability at June 30, 1999 follow:

Installment sale reporting				$  29,699
less current portion		     			   (2,104)
                               --------
			                          	$  27,595
                               ========
The change in the deferred tax liability during the year ended June 30, 1999 was $8,311.

As of June 30, 1999 RMPC had $58,183 of deferred tax assets related to net operating loss carryovers. RMPC had useable loss carryovers of approximately $200,000 at the time of the business combination, expiring in various years through the year 2017. Due to a change in ownership of RMPC the net operating loss carryover has been reduced from approximately $540,000 to approximately $200,000, of which $24,750 has been utilized by the Company since the change of ownership.
                              F-10

                   	ROCKY MOUNTAIN POWER CO.
                	AND CONSOLIDATED SUBSIDIARIES

            	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   	June 30, 1999 and 1998

(6)	Notes Payable, Bank
   --------------------
As of June 30, 1999, the Company had a line of credit from a bank of $1,500,000.

The Company's President has personally guaranteed the total
$1,500,000 balance of the notes payable and has assigned to the bank a life insurance policy with a $500,000 death benefit as additional collateral.

The Company has agreed to provide annual audited financial statements to the bank. The terms of the loan agreement require that the Company maintain a debt to tangible net worth ratio not to exceed one to one, a debt service coverage ratio of greater than 1.25 to one and a current ratio of greater than one to one.

The line of credit is collateralized by certain real estate mortgage notes receivable and certificates of purchase, and bears interest at .5% over prime plus has an annual fee of .5% of the total amount of the line. The line of credit is subject to annual renewal and is due in December, 1999. At June 30, 1999, the Company had no outstanding borrowing on this line of credit.

(7)	Sale Proceeds Receivable
   -------------------------
Effective June 30, 1999, the Company sold a real estate property resulting in a receivable of $246,500. During July, 1999 the Company received the $246,500 in cash.

(8)	Year 2000 Compliance
   ---------------------
The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches.
 The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers or supplier, it does not believe that there are any material year 2000 issues to disclose in this Report.

                              SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)            ROCKY MOUNTAIN POWER CO.
(Date)                  September 22, 1999
By:(Signature)          /s/ Michael L. Schumacher
(Name and Title)        Michael L. Schumacher
                       	President, Chief Executive Officer and
 						   	             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


   Signature                      				Capacity
			Date

 /s/ Michael L. Schumacher   		President, Chief Executive Officer   9/22/99
 Michael L. Schumacher		      	and Chief Financial Officer


 /s/ George A. Powell        		Vice President and Director
 George A. Powell


     James Phelps            		Secretary and Director
James Phelps


 /s/ Robert S. Benham        		Director
Robert S. Benham


 /s/ Peter Porath            		Director
Peter Porath


                             		Director
Robert F. Moreland


                             		Director
Norman L. Horsfield