Form 10QSB
period 1999-09-30
ROCKY MOUNTAIN POWER CO
filed 1999-11-29
CIK 1030984

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999
                       Commission File Number:  001-15337

                           MPEG SUPER SITE, INC.
           ------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

            Colorado                            84-0503585
(State of other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

             1358 5th Street, Santa Monica, California  90401
        (Address of principal executive offices including zip code)

                             (619) 675-4449
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X             No___

As of September 30, 1999, the Registrant had 15,760,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                              MPEG SUPER SITE, INC.
                           --------------------------
                     (Formerly Rocky Moutain Power Company)
                          (A DEVELOPMENT STAGE COMPANY)


                          STATEMENT OF OPERATIONS

                                 3 Months Ended            9 Months Ended
                               September 30, 1999        September 30, 1999

OPERATING EXPENSES

  Computer Expenses                 $  72,875                 $  72,875
  Contract Labor                      142,017                   169,900
  Entertainment                         8,521                    10,604
  Insurance                             5,682                     5,682
  Legal & Accounting                   14,703                    14,703
  Miscellaneous                         3,007                     3,030
  Office Expense                        1,560                     1,592
  Outside Service                      26,290                    26,290
  Production Costs                     15,000                    15,000
  Telephone                            10,718                    10,718
  Travel                               30,128                    31,766
                                    ---------                 ---------
                                    $ 330,500                 $ 364,160

  Sales & Marketing                    38,649                    42,370
  Research & Development              114,165                   116,165
  General & Administrative            177,687                   205,625
                                    ---------                 ---------
                                    $330,500                  $ 364,160

                              MPEG SUPER SITE, INC.
                              ---------------------
                    (FORMALLY ROCKY MOUTAIN POWER COMPANY)
                         (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF OPERATIONS

                                      3 Months Ended       9 Months Ended
                                    September 30, 1999   September 30, 1999

 OPERATING EXPENSES

 Computer Expenses                     $  72,875             $  72,875
 Contract Labor                          142,017               169,900
 Entertainment                             8,521                10,604
 Insurance                                 5,682                 5,682
 Legal & Accounting                       14,703                14,703
 Miscellaneous                             3,007                 3,030
 Office Expense                            1,560                 1,592
 Outside Service                          26,290                28,290
 Production Costs                         15,000                15,000
 Telephone                                10,718                10,718
 Travel                                   30,128                31,766
                                        --------               -------
                                        $330,500              $364,160

                              MPEG SUPER SITE, INC.
                              ---------------------
                    (formally Rocky Moutain Power Company)
                        (A Development Stage Company)

                          STATEMENT OF CASH FLOWS


                                 3 Months Ended             9 Months Ended
                               September 30, 1999         September 30, 1999


OPERATING ACTIVITY
Net Loss                          (330,500)                 (364,160)

Net Changes in Working Capital      (5,026)                  (66,932)
                                 ----------                 ---------
                                  (335,526)                 (430,992)

FINANCIAL ACTIVITY
Net Changes in Additional
  Paid in Capital                  214,500                   473,696
                                ----------                 ---------
                                  (121,026)                   42,704

INVESTMENT ACTIVITIES
                               -----------                 ---------
                                  (121,026)                   42,704

Beginning Cash                     163,730                      --

Ending Cash                         42,704                    42,704

                             MPEG SUPER SITE, INC.
                             ---------------------
                    (FORMALLY ROCKY MOUTAIN POWER COMPANY)
                         (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEET



                    September 30, 1999        September 30, 1998


 Assets

 Current                 42,704                       -
 cash                    168,500                      -
 Deposits                28,100                       -
 Advances                239,304                      -

 Total Assets            239,304                      -

 Liabilities

Current
  Accounts Payable      120,411                       -
  Accrued Expenses        9,357                       -
                        129,168                       -

Total Liabilities       129,768                       -

Equity

  Common Stock              -                         -
  Additional Paid in    473,696                       -
  Retained Earnings    (364,160)                      -
                        109,536

Total Liabilities and
   Equity               239,304                       -

                                   SIGNATURES

     The issuer has duly caused this offering statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of California on November 26, 1999.

                                    MPEG SUPER SITE, INC.


                                   /s/Bruce M. Tomiyama
                                      Bruce M. Tomiyama, CFO
                                      and Secretary