Form 10QSB
period 1999-12-31
MPEG SUPER SITE INC
filed 2000-04-05
CIK 1030984

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999 Commission File Number: 001-15337 MPEG SUPER SITE, INC. ------------------------------------------------ (Exact name of small business issuer as specified in its charter) Colorado 84-0503585 (State of other jurisdiction of (IRS Employer Identification No.) incorporation or organization) 22865 Lake Forest, Suite 19, Lake Forest, California 92630 (Address of principal executive offices including zip code) (949) 768-7490 (Issuer's telephone number) Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ As of December 31, 1999, the Registrant had 16,283,580 shares of common stock, no par value per share, outstanding. Transitional Small Business Disclosure Format (check one): Yes__ No X MPEG SUPER SITE, INC. -------------------------- (Formerly Rocky Mountain Power Company) (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS 3 Months Ended 6 Months Ended December 31, 1999 December 31, 1999 INCOME Revenue 0 0 --------- --------- TOTAL INCOME $ 0 $ 0 EXPENSES Selling,General&Administrative 389,449 753,609 --------- --------- $389,449 $ 753,609 INCOME(LOSS)from Operations $(389,449) $(753,609) Interest Income 0 0 --------- --------- INCOME(LOSS)before Taxes $(389.449) $(753,609) Provision for Income taxes 0 0 --------- --------- NET INCOME(LOSS) $(389.449) $(753,609) MPEG SUPER SITE, INC. --------------------- (formally Rocky Mountain Power Company) (A Development Stage Company) STATEMENT OF CASH FLOWS 3 Months Ended 6 Months Ended December 31, 1999 December 31, 1999 OPERATING ACTIVITY Net Income (Loss) (389,449) (753,609) Increase in other Assets (157,500) (364,100) Increase in Accounts Payable 243,229 372,997 ---------- --------- (303,720) (744,712) FINANCIAL ACTIVITY Net Changes in Additional Paid in Capital 263,000 746,696 ---------- --------- (40,720) 1,984 INVESTMENT ACTIVITIES 0 0 ----------- --------- (40,720) 1,984 Beginning Cash 42,704 -- Ending Cash 1,984 1,984 MPEG SUPER SITE, INC. --------------------- (FORMALLY ROCKY MOUNTAIN POWER COMPANY) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET December 31, 1999 Assets Current Cash 1,984 Other Current 364,100 Total Assets 366,084 Liabilities Current Accounts Payable 372,997 Long Tern Debt 0 Total Liabilities 372,997 Equity Common Stock - Additional Paid in 746,696 Deficit accumulated during Development stage (753,609) Total Stockholder Equity (6,913) Total Liabilities and Equity 366,084 SIGNATURES The issuer has duly caused this offering statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of California on April 3 , 2000. MPEG SUPER SITE, INC. /s/Bruce M. Tomiyama Bruce M. Tomiyama, CFO and Secretary