Form 10QSB
period 2000-03-31
MPEG SUPER SITE INC
filed 2000-05-23
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

  X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended __________________

Commission file number ____001-15337______

__________MPEG SUPER SITE, INC.______

(Exact name of small business as specified in its charter)

     _______COLORADO______ (State or other jurisdiction of incorporation or organization)

_________84-0503585______ (IRS Employer Identification #)

__22865 Lake Forest, Suite 19______ (Address of principal executive offices) __Lake Forest, California 92630_____

_______(949) 768-7490_____ (Telephone Number)

__________________________________________________________________ (Former name, former address, and former fiscal year, if changed since last report) __________________________________________________________________

__________________________________________________________________

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

[ ] Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of March 31, 2000 - 16,293,580 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

MPEG Super Site, Inc.

Quarterly Report

	Table of Contents

FINANCIAL STATEMENTS		3

MANAGEMENT'S DISCUSSION AND A	NALYSIS OF FINANCIAL CONDITION	6

OTHER INFORMATION
Legal Proceedings		7

SIGNATURES		8

INDEX TO EXHIBITS		9

	II

     Quarterly Report ______________________________________________________________________________

FINANCIAL STATEMENTS

MPEG Super Site, Inc.

(A Development Stage Company) BALANCE SHEET

March 31, 2000

ASSETS

Current Assets

Cash	$ 3,520
Other	$ 350,150
Total Current Assets	$ 353,670

Fixed Assets
Furniture, Fixtures & Equipment (net)	$ 3,437
Total Fixed Assets (net)	$ 3,437

TOTAL ASSETS	$ 357,106

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 598,378
Total Current Liabilities	$ 598,378

Long Term Debt	$ -

Stockholders' Equity
Common Stock	$ -
Additional Paid in Capital	$ 736,696
Deficit Accumulated During Development Stage	$ (977,968)
Total Stockholders' Equity	$ (241,272)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 357,106

     Quarterly Report ______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	3 Months Ended	9 Months Ended
	March 31, 2000	March 31, 2000

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$ (225,483)	$ (979,092)
Net Changes in Working Capital	$ 229,331	$ 248,228
Net Changes in Fixed Assets	$ (3,437) $ (3,437)
	$ 1,536	$ (733,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Changes in Additional Paid in Capital	$ -	$ 736,696
	$ 1,536	$ 3,520

CASH FLOWS FROM INVESTING ACTIVITIES
	$ -	$ -
	$ 1,536	$ 3,520

BEGINNING CASH	$ 1,984	$ -

ENDING CASH	$ 3,520	$ 3,520

     Quarterly Report ______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	3 Months Ended	9 Months Ended
	March 31, 2000	March 31, 2000

INCOME
Revenue	$ -	$ -
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$ 224,359	$ 977,968
TOTAL EXPENSES	$ 224,359	$ 977,968

INCOME (LOSS) FROM OPERATIONS	$ (224,359)	$ (977,968)
Interest Income	$ -	$ -
INCOME (LOSS) BEFORE INCOME TAXES	$ (224,359)	$ (977,968)
Provision for Income Taxes	$ -	$ -
NET INCOME (LOSS)	$ (224,359)	$ (977,968)

Management's Discussion and Analysis of Financial Condition

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below. The Company intends to use the net proceeds of its private placement offering, if and when established, to improve its services, Web site and marketing.

In the Company's opinion, proceeds from possible future equity funding will satisfy its cash requirements for the next twelve months. The Company has financed its operations since inception from the sale of equity. During the next six months, certain funds will need to be raised. The Company has no management or similar report that has been prepared or provided for external use by the issuer or underwriter.

By the end of fiscal 2000, the Company plans to have successfully introduced its services. In order to implement the strategic plan and meet the Company's anticipated working capital needs. The Company estimates that it will require an additional $200,000 in capital.

Despite low cash reserves, additional funds may be required in order to proceed with the business plan. These funds would be raised through additional private placements. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations under the current business plan.

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to fully implement its business plan and raise additional capital Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Other Information

Legal Proceedings

The Company is currently engaged in a lawsuit with the LA Commercial Group. The action is based on a "breach of contract". In late 1999 the Company was to produce in conjunction with the above stated companies an "Exotic Erotic Ball". Due to disputes amount the parties the event was never produced. The parties attempted to resolve their differences, however, to no avail. MPEG Super Site's exposure is approximately $145,369.65. The Company will continue to negotiate towards an amicable resolution.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________MPEG SUPER SITE, INC.______

(Registrant)

Date ___May 22, 2000______

________/s/Bruce M. Tomiyama ___________

(CFO and Secretary)

INDEX TO EXHIBITS

(27)

Financial data schedule