Form 10KSB
period 2000-06-30
MPEG SUPER SITE INC
filed 2000-10-06
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___June 30, 2000____
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________
Commission file number __________________
MPEG SUPER SITE, INC.
(Exact name of small business issuer as specified in its charter)

22865 Lake Forest Drive, Suite 19
Lake Forest, California 92630
(949) 768-7490
Colorado	84-0503585
(State of incorporation)	(IRS Employer Identification #)
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share
Preferred Stock, par value $25.00 per share
[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $10,000.00

The number of shares outstanding of the Registrant's common stock as of June 30, 2000 was 16,293,580
The number of shares outstanding of the Registrant's preferred stock as of June 30, 2000 was zero (0).
Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

MEG SUPER SITES, INC.

II

MPEG SUPER SITE, INC.

Description of Business

General

MPEG Super Site, Inc.(MPSS) is a corporation which was formed under the laws of the State of Colorado on September 30, 1958. The name was changed from Rocky Mountain Power Co. in November of 1999 following the acquisition of MPEG Super Site, Inc., a corporation formed under the laws of the State of Nevada. The Articles of Incorporation of the Company authorize it to issue 100,000,000 shares of common stock with $.001 per share par value and 200,000 shares of preferred stock with a par value of $25.00 per share.

MPSS has 435 shareholders and 16,293,580 shares outstanding as of June 30, 2000.

The MPSS common stock is traded on the NASDAQ Bulletin Board under the symbol MPSS.

The Company has a June 30th fiscal year end.

Description of Business

The company is a producer and promoter of special events and a content provider for Internet broadcasts. The company also manages and develops new and established artists with an emphasis in music.

Competition

MPSS’s business is highly competitive. There are thousands of Internet content providers in the United States of America. As well as many artist management firms.

Employees

At June 30, 2000, the company had two full time employees and one part time employee.

Recent Developments

On September 6, 2000, the company has entered into a stock purchase agreement with Stuart Communications Corp., dba The Billiard Channel, Inc., whereas MPSS agrees to acquire 100% of the stock of the aforementioned company. The stock for stock transaction is subject to shareholder approval, which the company hopes will be granted within the year 2000. The Company is in the process of preparing and disseminating proxy materials to its shareholders in preparation for a shareholder meeting to be held later this year. The Agreement contains, among other items, a twenty to one reverse stock split of the MPEG Super Site, Inc. capital share structure and a name change to Colosseum Sports and Entertainment Inc.

Description of Property

The company currently rents a small office at 22865 Lake Forest Drive, Lake Forest, CA 92630 on a month to month basis.

MPEG SUPER SITE, INC.

Legal Proceedings

On March 16, 2000, in Los Angeles County Superior Court, a lawsuit was filed against the company by L. A. Commercial Group Inc. The claim is for $140,000 for an alleged breach of contract with Mr. Perry Mann. The company has reached a settlement with the plaintiffs to pay $30,000 by April 1, 2001 at which time the lawsuit will be dismissed. The company has agreed to a stipulated judgment for $30,000 that can be filed by the plaintiffs no earlier than April 2, 2001 if the company does not pay the settlement amount.

The company is unaware of any other pending or threatened litigation.

Submission of Matters to a Vote of Security Holders

None during the year ended June 30, 2000.

Market for Common Equity and Related Stockholder Matters

Market Information

As of June 30, 2000 the MPSS common stock was listed on the NASDAQ Bulletin Board under the symbol "MPSS". The first available quotes on the bulletin board appeared in the 4th quarter of 1999. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Quarters Ending	Bid	Bid

December 31, 1999	$5.63	$.28
March 31, 2000	$1.43	$.35
June 30, 2000	$.70	$.12

Holders

MPSS has approximately 16,293,580 shares of common stock issued and outstanding as of June 30, 2000, which are held by approximately 435 shareholders. Of such shares, approximately 10,174,018 shares, held by approximately 293 shareholders are eligible for resale. The remaining shares are restricted shares under Rule 144. The Company presently has no existing stock option or other plans nor are there any outstanding options, warrants or securities convertible into Common Stock.

Dividend Policy

MPSS has never paid a dividend on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

MPEG SUPER SITE, INC.

Management's Discussion and Analysis or Plan of Operations

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below.

The Company plans to have successfully completed the acquisition of Stuart Communications, Corp. by the end of calendar year 2000, Once completed emphasis is anticipated on the implementation of the acquisition’s strategic plan.

The Company anticipated working capital needs in the interim are minimal. The Company estimates that it will require an additional $20,000 in capital during the acquisition period.

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

The company currently has low cash reserves and no significant revenues established, additional funds may be required in order to proceed with the current or a revised business plan should the acquisition be rejected.

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

MPEG SUPER SITE, INC.
Financial Statements

Contents
Page
Independent Auditor's Report	8
Financial Statements
Balance Sheet	9
Statement of Operations	10
Statement of Stockholder's Equity	11
Statement of Cash Flows	12
Notes to Financial Statements	13-15

KDS
Member American Institute	KURT D. SALIGER	Member Nevada Society
of Certified Public Accountants	Certified Public Accountant	of Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Board of Directors
MPEG Super Site, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheet of MPEG Super Site, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from July 1, 1999 to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPEG Super Site, Inc. at June 30, 2000 and the results of its operations and its cash flows for the period July 1, 1999 to June 30, 2000 in conformity with generally accepted accounting principles.

\S\ Kurt D. Saliger, C.P.A.

Kurt D. Daliger C.P.A. September 21, 2000

3000 W. Oakey - Suite A-4 - Las Vegas, Nevada 89146 Phone: (702) 367-1988 Fax: (702) 870-8388

MPEG SUPER SITE, INC.

BALANCE SHEET

June 30, 2000

ASSETS

CURRENT ASSETS
Cash	$145
Accounts Receivable	$7,000

TOTAL CURRENT ASSETS	$7,145

OTHER ASSETS
Deposits	$40,150

TOTAL ASSETS	$47,295

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$130,244
Accrued Liabilities	$175,001
Due To Shareholder	$216,947

TOTAL CURRENT LIABILITIES	$522,192

LONG-TERM DEBT	$0

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
authorized 100,000,000 shares issued
and outstanding at June 30, 2000
16,293,580	$16,294

Additional Paid In Capital	$720,402

Retained Earnings (Deficit)	($1,211,593)

TOTAL STOCKHOLDERS' EQUITY	($474,897)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$47,295

See accompanying notes to financial statements

MPEG SUPER SITE, INC.
STATEMENT OF OPERATIONS
July 1, 1999 to June 30, 2000

INCOME
Revenue	$10,000

TOTAL INCOME	$10,000

EXPENSES
General and Administrative	$1,221,593

TOTAL EXPENSES	$1,221,593

INCOME (LOSS) FROM OPERATIONS	($1,211,593)
Interest Income	$0

INCOME (LOSS) BEFORE INCOME TAXES	($1,211,593)
Provision for income taxes	$0

NET INCOME (LOSS)	($1,211,593)

NET INCOME (LOSS)
PER SHARE - BASIC AND DILUTED	($0.0744)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING	16,293,580

See accompanying notes to financial statements.

	MPEG SUPER SITE, INC.
	STATEMENT OF STOCKHOLDERS' EQUITY
		June 30, 2000

		Common Stock

			Additional	Retained
	Number of		Paid In	Earnings
	Shares	Amount	Capital	(Deficit)

Issued for cash June 18, 1999	7,000,000	$7,000	$0

Net Income
June 18, 1999 to June 30, 1999	-------------	----------	-----------	$0

Balance June 30, 1999	7,000,000	$7,000	$0	$0

Issued for cash
various 2000 dates	9,293,580	$9,294	$720,402

Net Income (Loss)
July 1, 1999 to June 30, 2000	-------------	----------	-----------	($1,211,593)

Balance June 30, 2000	16,293,580	$16,294	$720,402	($1,211,593)

See accompanying notes to financial statements.

MPEG SUPER SITE, INC.
STATEMENT OF CASH FLOWS
July 1, 1999 to June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($1,211,593)

Increase in accounts receivable	$0
Decrease in accounts payable	($323,906)
Increase in accrues liabilities	$175,001
Increase in due to shareholder	$216,947

Net Cash (Used) In Operating Activities	($1,143,551)

CASH FLOWS FROM INVESTNIG ACTIVITIES
Purchases of fixed assets	$0

($1,143,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock for cash	$729,696

Net increase (decrease) in cash	($413,855)

Cash, July 1, 1999	$414,000

Cash, June 30, 2000	$145

See accompanying notes to financial statements

     MPEG SUPER SITE, INC.

NOTES TO FINANCIAL STATEMENTS

July 1, 1999 to June 30, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated September 30, 1958 under the laws of the State of Colorado. The Company was organized to engage in any lawful activity. The Company is marketer and promoter of entertainment events and related activities and also provides consulting services to the entertainment industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

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

Revenue Recognition

The Company recognizes sales revenue and consulting fees when the services are provided.

Fixed Assets

The Company maintains nor controls any fixed assets.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Accounting Standards No. 109 (SFAS #10(9 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

     MPEG SUPER SITE, INC.

NOTES TO FINANCIAL STATEMENTS

July 1, 1999 to June 30, 2000

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period from July 1, 1999 to June 30, 2000 due to the net loss for the period.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with $0.001 par value per share with 16,293,580 shares issued and outstanding as of June 30, 2000.

Preferred Stock

The authorized preferred stock of the Company consists of 200,000 shares with a par value of $25.00 per share. No shares of preferred stock are issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

The Company has entered in a stock purchase agreement with Stuart Communications Corp. dba The Billiard Channel, Inc. whereas the MPEG Super Site, Inc. agrees to acquire 100% of the stock of the aforementioned company. The stock for stock transaction is subject to shareholder approval and is scheduled to close within the year 2000. The Company entered into this stock purchase agreement on September 6, 2000.

NOTE 6 - LITIGATION

The Company is involved in litigation with L.A. Commercial Group, Inc. The Company has a stipulated judgment action pending against it on September 15, 2000 in Superior Court of the State of California for the County of Los Angeles whereby the Company promises to pay to L.A. Commercial Group, Inc. the aggregate sum of $30,000 without interest, attorney's fees or costs on or before April 1, 2001.

MPEG SUPER SITE, INC.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in the Company's independent accountants.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers of MPSS are as follows:

NAME	AGE	POSITION(S)	TENURE

Bruce M. Tomiyama	40	President,	July 1, 1999
		Secretary, CFO	To present
		And Director

Bruce M. Tomiyama. For over 14 years, Mr. Tomiyama has held senior financial executive positions in private industry. Most recently as Vice President of Business Development for Gambit Entertainment, Inc., an international company specializing in the entertainment industry. Mr. Tomiyama was responsible for creating opportunities between U.S. and Japan companies in the areas of multimedia, television and commercial endorsements. Prior to that, Mr. Tomiyama was Senior Vice President and a Director of SNK Corporation of America, the U.S. subsidiary of SNK Corporation, Osaka, Japan, A billion dollar manufacturer of coin operated and consumer video games. Mr. Tomiyama was responsible for all domestic operations including finance, administration, sales, marketing and distribution. Mr. Tomiyama was the Chief Financial Officer of Moskatel’s Inc., a large regional specialty retail chain. He was responsible for the day-to-day operations of the company's corporate office and distribution center. Mr. Tomiyama began his career with the international accounting firm of Deloitte & Touche.

MPEG SUPER SITE, INC.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2000, but entered into various consent resolutions in lieu of meetings.

Compensation Summary

The following sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2000.

		Annual Compensation		Other Annual
Name and Principal Position	Year	Salary	Bonus	Compensation

Bruce M. Tomiyama	99-00	$41,250 (a)
President, CFO, Secretary		$68,750 (b)	0	$300

Kunimitsu Misawa	99-00	$64,799 (a)
Chairman (former)		$0 (b)	0	$0

Joseph S. Muto	99-00	$30,000 (a)
President (former)		$0 (b)	0	$0

Eddie Wenrick	99-00	$25,000 (a)
Vice President (former)		$75,000 (b)	0	$250
a.	Represents actual amount paid.
b.	Represents amount accrued but not paid.

Compensation of Directors

There was no compensation paid to any directors of MPSS as director’s fees.

Employment Agreements

None

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, only the report filed was by the current president Bruce Tomiyama his report was filed but filed late. The company pursuant to rule 16a-3(e) received no other reports.

MPEG SUPER SITE, INC.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as per the Shareholder List as of June 30, 2000:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership

Kunimitsu Misawa	3,115,428 shares	19.12%
13900 Panay Way
Marina Del Rey, CA 90292

Joseph Muto	1,169,432 shares	7.18%
6 Mela Lane
Rancho Palos Verdes, CA 90275

Bruce Tomiyama	300,000 shares	1.84%
11 Los Pioneros
Rancho Santa Margarita, CA 92688

Kristen Welles-Lanham	1,384,428 shares	7.98%
45 Glen Echo
Dove Canyon, CA 92679

Certain Relationships and Related Transactions

None during the year ended June 30, 2000.

Exhibits and Reports on Form 8-K

On June 30th 2000 the company filed a report on form 8-K disclosing the resignations of Joseph Muto, President & Director and Kuni Misawa, Chairman & Director of the company. Bruce Tomiyama was appointed interim President & Chairman.

No other reports were filed during the last quarter of the period covered by this report.

MPEG SUPER SITE, INC.

Index to Exhibits and Reports

(3)	(i). Articles of Incorporation
(ii). By-laws

(4)	Instruments defining the rights of holders, incl., indentures
Incorporated by reference; see: Exhibit 3(i) Articles of Incorporation and Exhibit 3(ii) By-Laws

(27) Financial data schedule

MPEG SUPER SITE, INC.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________________MPEG Super Site, Inc._______________
(Registrant)
Date ___October 5, 2000___________ ____________/s/ Bruce Tomiyama ____________________
(Bruce Tomiyama, interim President, CFO and Director)