Form 10QSB
period 2000-09-30
MPEG SUPER SITE INC
filed 2000-11-17
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended __________________

Commission file number _____001-15337_____________

__________MPEG SUPER SITE, INC.______
(Exact name of small business as specified in its charter)

COLORADO	84-503585
(State or other jurisdiction of	(IRS Employer Identification #)
incorporation or organization)

22865 Lake Forest, Suite 19	(949) 768-7490
Lake Forest, California 92630	(Telephone Number)
(Address of principal executive offices)
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

Applicable only to corporate issuers.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: ______________________ ______________________
______________________ ______________________

Transitional Small Business Disclosure Format:

[ ] YES [ X ] NO

MPEG Super Site, Inc.

Quarterly Report

Table of Contents

FINANCIAL STATEMENTS	3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	6

OTHER INFORMATION
Legal Proceedings	7

SIGNATURES	8

INDEX TO EXHIBITS	9

II

     Quarterly Report ______________________________________________________________________________

FINANCIAL STATEMENTS

MPEG Super Site, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2000
ASSETS

Current Assets
Cash	$ 1,347
Accounts Receivable	$ 7,000
Total Current Assets	$ 8,347

Other Assets
Deposits	$ 39,350

TOTAL ASSETS	$ 47,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 135,466
Accrued Expenses	$ 175,000
Due to Shareholder	$ 231,642
Total Current Liabilities	$ 542,108

Long Term Debt	$ 0

Stockholders' Equity
Common Stock	$ 16,294
Additional Paid in Capital	$ 720,402
Deficit Accumulated During Development Stage	$ (1,231,107)
Total Stockholders' Equity	$ (494,411)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 47,697

     Quarterly Report ______________________________________________________________________________

MPEG Super Site, Inc.

(A Development Stage Company) STATEMENT OF CASH FLOWS

	3 Months Ended	3 Months Ended
	September 30, 2000	September 30, 1999

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$ (19,515)	$ (364,160)

Increase in Accounts Receivable	$ 0	$ 31,595
Increase in Accounts Payable	$ 5,222	$ 120,411
Increase in Accrued Liabilities	$ 1,494	$ 9,357
Increase in Due To Shareholder	$ 13,201	$ 0
	$ 402	$ (202,796)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Deposits	$ 800	$ (168,500)
	$ 1,202	$ (371,296)

CASH FLOWS FROM INVESTING ACTIVITIES
	$ 0	$ 0
	$ 1,202	$ (374,296)

BEGINNING CASH	$ 145	$ 414,000

ENDING CASH	$ 1,347	$ 42,704

     Quarterly Report ______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	3 Months Ended	3 Months Ended
	September 30, 2000	September 30, 1999

INCOME
Revenue	$ 0	$ 0
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$ 19,514.62	$ 364,160.35
TOTAL EXPENSES	$ 19,514.62	$ 364,160.35

INCOME (LOSS) FROM OPERATIONS	$ (19,514.62)	$ (364,160.35)
Interest Income	$ 0	$ 0
INCOME (LOSS) BEFORE INCOME TAXES	$ (19,514.62)	$ (364,160.35)
Provision for Income Taxes	$ 0	$ 0
NET INCOME (LOSS)	$ (19,514.62)	$ (364,160.35)

PER SHARE – BASIC and DILUTED	$ (0.0012)	$ (0.0744)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	16,293,580	16,293,580

Management's Discussion and Analysis of Financial Condition

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below.

The Company is still in the process of acquiring Stuart Communications, Corp. Once completed emphasis is anticipated on the implementation of the acquisition’s strategic plan.

The Company anticipated working capital needs in the interim are minimal. The Company estimates that it will require an additional $20,000 in working capital during the acquisition period.

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

Other Information

Legal Proceedings

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

________MPEG SUPER SITE, INC.______
(Registrant)

Date ___September 30, 2000______ ________/s/Bruce M. Tomiyama ___________
(CFO and Secretary)

INDEX TO EXHIBITS

(27)	Financial data schedule