Form 10KSB/A
period 2000-06-30
MPEG SUPER SITE INC
filed 2001-01-19
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment #1

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

I

MEG SUPER SITES, INC.

Table of Contents

Description of Business	3
Description of Property	3
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	4
Management's Discussion and Analysis or Plan of Operations	5
Financial Statements	6
Changes In / Disagreements with Accountants on Accounting/Financial
Disclosure	14
Directors, Executive Officers, Promoters and Control Persons	14
Executive Compensation	15
Security Ownership of Certain Beneficial Owners and Management	16
Certain Relationships and Related Transactions	16
Index to Exhibits and Reports	17
Signatures	18

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

The Company plans to have successfully completed the acquisition of Stuart Communications, Corp. by the end of calendar year 2000. Once completed emphasis is anticipated on the implementation of the acquisition’s strategic plan.

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

Financial Recap

The following is a summarized description of the expenses incurred during the past fiscal year. Approximately $389,411 for business development. Approximately $581,176 was for compensation, independent contractor expense, outside services and other wage related expenses. $56,070 was for office expense such as rent and telephone. $92,761 was for insurance, legal and accounting. And $102,175 was for Internet related expenses such as content creation, website development and hosting.

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

INDEPENDENT AUDITOR'S REPORT

Board of Directors
MPEG Super Site, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of MPEG Super Site, Inc. as of June 30, 2000 and as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the year from July 1, 1999 to June 30, 2000 and from the period from June 18, 1999 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPEG Super Site, Inc. at June 30, 2000 and at June 30, 1999 and the results of its operations and its cash flows for the year July 1, 1999 to June 30, 2000 and the period from June 18, 1999 (inception) to June 30, 1999 in conformity with generally accepted accounting principles.

\S\ Kurt D. Saliger, C.P.A.
Kurt D. Saliger C.P.A.
January 17, 2001

3000 W. Oakey - Suite A-4 - Las Vegas, Nevada 89146
Phone: (702) 367-1988 Fax: (702) 870-8388

MPEG SUPER SITE, INC.
BALANCE SHEET

	June 30, 2000	June 30, 1999

ASSETS

CURRENT ASSETS
Cash	$145	$414,000
Accounts Receivable	$7,000	$7,000

TOTAL CURRENT ASSETS	$7,145	$421,000

OTHER ASSETS
Deposits	$40,150	$0

TOTAL ASSETS	$47,295	$421,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$130,244	$414,000
Accrued Liabilities	$175,001	$0
Due To Shareholder	$216,947	$0

TOTAL CURRENT LIABILITIES	$522,192	$414,000

LONG-TERM DEBT	$0	$0

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
authorized 100,000,000 shares issued
and outstanding
June 30, 1999 7,000,000		$7,000
June 30, 2000 16,293,580	$16,294

Additional Paid In Capital	$720,402	$0

Retained Earnings (Deficit)	($1,211,593)	$0

TOTAL STOCKHOLDERS' EQUITY	($474,897)	$7,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$47,295	$421,000

See accompanying notes to financial statements

MPEG SUPER SITE, INC.
STATEMENT OF OPERATIONS

	July 1, 1999	June 18, 1999
	to	(inception)
June 30, 2000		to June 30, 1999

INCOME
Revenue	$10,000	$0

TOTAL INCOME	$10,000	$0

EXPENSES
General and Administrative	$1,221,593	$0

TOTAL EXPENSES	$1,221,593	$0

INCOME (LOSS) FROM OPERATIONS	($1,211,593)	$0
Interest Income	$0	$0

INCOME (LOSS) BEFORE INCOME TAXES	($1,211,593)	$0
Provision for income taxes	$0	$0

NET INCOME (LOSS)	($1,211,593)	$0

NET INCOME (LOSS)
PER SHARE - BASIC AND DILUTED	($0.07)	$0

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING	16,293,580	7,000,000

See accompanying notes to financial statements.

	MPEG SUPER SITE, INC.
	STATEMENT OF STOCKHOLDERS' EQUITY
		June 30, 1999
		June 30, 2000

		Common Stock

			Additional	Retained
	Number of		Paid In	Earnings
	Shares	Amount	Capital	(Deficit)

Issued for cash June 18, 1999	7,000,000	$7,000	$0

Net Income
June 18, 1999 to June 30, 1999	-------------	----------	-----------	$0

Balance June 30, 1999	7,000,000	$7,000	$0	$0

Issued for cash
various 2000 dates	9,293,580	$9,294	$720,402

Net Income (Loss)
July 1, 1999 to June 30, 2000	-------------	----------	-----------	($1,211,593)

Balance June 30, 2000	16,293,580	$16,294	$720,402	($1,211,593)

See accompanying notes to financial statements.

MPEG SUPER SITE, INC.
STATEMENT OF CASH FLOWS

	July 1, 1999	June 18, 1999
	to	(inception)
	June 30, 2000	to June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($1,211,593)	$0

(Increase) in accounts receivable	$0	($7,000)
(Decrease) Increase in accounts payable	($323,906)	$414,000
Increase in accrues liabilities	$175,001	$0
Increase in due to shareholder	$216,947	$0

Net Cash (Used) In Operating Activities	($1,143,551)	$407,000

CASH FLOWS FROM INVESTNIG ACTIVITIES
Purchases of fixed assets	$0	$0

	($1,143,551)	$407,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock for cash	$729,696	$7,000

Net increase (decrease) in cash	($413,855)	$414,000

Cash, Beginning	$414,000	$0

Cash, Ending	$145	$414,000

See accompanying notes to financial statements

MPEG SUPER SITE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2000
June 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated June 18, 1999 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company is a marketer and promoter of entertainment events and related activities and also provides consulting services to the entertainment industry. Rocky Mountain Power Company was incorporated September 30, 1958 under the laws of the State of Colorado. See NOTE 7.

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

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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
June 30, 2000
June 30, 1999

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

NOTE 7 - ROCKY MOUNTAIN POWER TRANSACTION

The company has completed a stock purchase agreement with Rocky Mountain Power Company on September 21, 1999, whereas Rocky Mountain Power Company agreed to acquire 100% of the stock of MPEG Super Site, Inc. The stock for stock transaction was accounted for as a reverse merger where MPEG Super Site, Inc. was the accounting acquirer since its shareholders received a 93% interest in the combined entity through the acquisition of 13,900,000 shares of common stock. The historical financial statements are those of MPEG Super Site, Inc. and Rocky Mountain Power Company’s operations are included commencing on the merger date. There were no assets or liabilities of Rocky Mountain Power Company carried forward, acquired or included in the financial statements of MPEG Super Site, Inc. as of the merger date of September 21, 1999. Rocky Mountain Power Company reported assets of approximately $2.3 million as of June 30, 1999 but these assets were disposed of through a spinout prior to the merger date.

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
(ii). By-laws

(4)	Instruments defining the rights of holders, incl., indentures
Incorporated by reference; see: Exhibit 3(i) Articles of Incorporation and Exhibit 3(ii) By-Laws

(99)	Financial statements from Rocky Mountain Power Company's June 30, 1999, 10K filing, covering the period for June 30, 1999 and 1998

MPEG SUPER SITE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________________MPEG Super Site, Inc._______________
(Registrant)

Date ___January 17, 2001___________ ____________/s/ Bruce Tomiyama ____________________
(Bruce Tomiyama, interim President, CFO and Director)