Form 10QSB/A
period 2000-09-30
MPEG SUPER SITE INC
filed 2001-01-19
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Amendment #1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________

Commission file number __________________

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

FINANCIAL STATEMENTS

MPEG Super Site, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2000
ASSETS

Current Assets
Cash	$ 1,347
Total Current Assets	$ 1,347

Other Assets
Deposits	$ 39,350

TOTAL ASSETS	$ 40,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 135,466
Accrued Expenses	$ 175,000
Due to Shareholder	$ 231,642
Total Current Liabilities	$ 542,108

Long Term Debt	$ 0

Stockholders' Equity
Common Stock	$ 16,294
Additional Paid in Capital	$ 720,402
Deficit Accumulated During Development Stage	$ (1,238,107)
Total Stockholders' Equity	$ (501,411)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 40,697

     Quarterly Report ______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	3 Months Ended	3 Months Ended
	September 30, 2000	September 30, 1999

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$ (26,515)	$ (364,160)

(Increase) Decrease in Accounts Receivable	$ 7,000	$ 31,595
Increase in Accounts Payable	$ 5,222	$ 120,411
Increase in Accrued Liabilities	$ 1,494	$ 9,357
Increase in Due To Shareholder	$ 13,201	$ 0
	$ 402	$ (202,796)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Deposits	$ 800	$ (168,500)
	$ 1,202	$ (371,296)

CASH FLOWS FROM INVESTING ACTIVITIES
	$ 0	$ 0
	$ 1,202	$ (374,296)

BEGINNING CASH	$ 145	$ 414,000

ENDING CASH	$ 1,347	$ 42,704

     Quarterly Report ______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	3 Months Ended	3 Months Ended
	September 30, 2000	September 30, 1999

INCOME
Revenue	$ 0	$ 0
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$ 26,514.62	$ 364,160.35
TOTAL EXPENSES	$ 26,514.62	$ 364,160.35

INCOME (LOSS) FROM OPERATIONS	$ (26,514.62)	$ (364,160.35)
Interest Income	$ 0	$ 0
INCOME (LOSS) BEFORE INCOME TAXES	$ (26,514.62)	$ (364,160.35)
Provision for Income Taxes	$ 0	$ 0
NET INCOME (LOSS)	$ (26,514.62)	$ (364,160.35)

PER SHARE – BASIC and DILUTED	$ (0.0016)	$ (0.0744)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	16,293,580	16,293,580

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

Financial Statements

The $39,350 classified as an asset represents deposits made for several video projects and an office rent deposit. The projects are still in the development stage. If the projects are not developed to completion within a reasonable time period, the company is prepared to write the applicable amount off. The Note Due Shareholder is payable on March 31, 2001. This Note may be prepaid in whole or in part without penalty. At the sole discretion of the company, the company may elect to convert all or a portion of the note due the holder into restricted common stock at the prevailing market rate at the time of the conversion.

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

________MPEG SUPER SITE, INC.______
(Registrant)

Date ___January 17. 2001______ ________/s/Bruce M. Tomiyama ___________
(CFO and Secretary)

INDEX TO EXHIBITS

No exhibits are required or included.