Form 10QSB
period 2000-12-31
MPEG SUPER SITE INC
filed 2001-02-20
CIK 1030984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________

Commission file number __________________

__________MPEG SUPER SITE, INC.______
(Exact name of small business as specified in its charter)

COLORADO 84-503585
(State or other jurisdiction of (IRS Employer Identification #)
incorporation or organization)

22431 Antonio Parkway B-160 #415 (949) 791-5036
Rancho Santa Margarita, California 92688 (Telephone Number)
(Address of principal executive offices)

__________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)
22865 Lake Forest Drive, Suite 19, Lake Forest, CA 92630

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
______________________ ______________________

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

MPEG Super Site, Inc.		Quarterly Report

	Table of Contents

FINANCIAL STATEMENTS			3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION			8

OTHER INFORMATION
Legal Proceedings			9

SIGNATURES			10

INDEX TO EXHIBITS			11

	II

Quarterly Report
______________________________________________________________________________

FINANCIAL STATEMENTS

MPEG Super Site, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2000
ASSETS

Current Assets
Cash	$6,561
Total Current Assets	$6,561

Other Assets
Deposits	$39,350

TOTAL ASSETS	$45,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$138,372
Accrued Expenses	$206,250
Due to Shareholder	$244,642
Total Current Liabilities	$589,264

Long Term Debt	$0

Stockholders' Equity
Common Stock	$ 16,294
Additional Paid in Capital	$ 720,402
Deficit Accumulated During Development Stage	$ (1,280,049)
Total Stockholders' Equity	$ (543,353)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 45,911

3

		Quarterly Report
______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	3 Months Ended	3 Months Ended
	December 31, 2000	December 31, 1999

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$(41,942)	$ (389,449)

(Increase) Decrease in Accounts Receivable	$0	$ 0
(Increase) Decrease in Deposits	$0	$ (157,500)
Increase in Accounts Payable	$2,906	$ 243,229
Increase in Accrued Liabilities	$31,250	$ 0
Increase in Due To Shareholder	$13,000	$ 0
	$5,214	$ (303,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Common Stock	$0	$ 0
Increase in Additional Paid in Capital	$0	$ 263,000
	$5,214	$ (40,720)

CASH FLOWS FROM INVESTING ACTIVITIES
	$ 0	$ 0
	$ 5,214	$ (40,720)

BEGINNING CASH	$1,347	$ 42,704

ENDING CASH	$6,561	$ 1,984

	4

		Quarterly Report
______________________________________________________________________________

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	3 Months Ended	3 Months Ended
	December 31, 2000	December 31, 1999

INCOME
Revenue	$0	$0
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$41,941.70	$389,449.00
TOTAL EXPENSES	$ 41,941.70	$ 389,449.00

INCOME (LOSS) FROM OPERATIONS	$ (41,941.70)	$ (389,449.00)
Interest Income	$0	$0
INCOME (LOSS) BEFORE INCOME TAXES	$ (41,941.70)	$ (389,449.00)
Provision for Income Taxes	$0	$0
NET INCOME (LOSS)	$ (41,941.70)	$ (389,449.00)

PER SHARE – BASIC and DILUTED	$(0.0026)	$(0.0239)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	16,293,580	16,293,580

	5

		Quarterly Report

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	6 Months Ended	6 Months Ended
	December 31, 2000	December 31, 1999

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$(68,456)	$ (753,609)

(Increase) Decrease in Accounts Receivable	$7,000	$ 0
(Increase) Decrease in Deposits	$800	$ (357,100)
Increase in Accounts Payable	$8,128	$ (41,003)
Increase in Accrued Liabilities	$31,250	$ 0
Increase in Due To Shareholder	$27,694	$ 0
	$6,416	$ (1,151,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Common Stock	$0	$ (7,000)
Increase in Additional Paid In Capital	$ 0 $ 746,696
	$6,416	$ (412,016)

CASH FLOWS FROM INVESTING ACTIVITIES
	$ 0	$ 0
	$ 6,416	$ (412,016)

BEGINNING CASH	$145	$ 414,000

ENDING CASH	$6,561	$ 1,984

		Quarterly Report

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	6 Months Ended	6 Months Ended
	December 31, 2000	December 31, 1999

INCOME
Revenue	$0	$0
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$68,456.32	$753.609.00
TOTAL EXPENSES	$ 68,456.32	$ 753,609.00

INCOME (LOSS) FROM OPERATIONS	$ (68,456.32)	$ (753,609.00)
Interest Income	$0	$0
INCOME (LOSS) BEFORE INCOME TAXES	$ (68,456.32)	$ (753,609.00)
Provision for Income Taxes	$0	$0
NET INCOME (LOSS)	$ (68,456.32)	$ (753,609.00)

PER SHARE – BASIC and DILUTED	$(0.0042)	$(0.0462)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	16,293,580	16,293,580

Quarterly Report

Management's Discussion and Analysis of Financial Condition

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below.

On February 8, 2001, the company has entered into a stock purchase agreement with Modern MFG Services, Inc., dba VirtualRFQ, whereas MPSS agrees to acquire 100% of the stock of the aforementioned company. The stock for stock transaction is subject to shareholder approval, which the company hopes will be granted within the second calendar quarter of 2001. The Company is in the process of preparing and disseminating proxy materials to its shareholders in preparation for a shareholder meeting to be held later this year. The Agreement contains, among other items, a twenty to one reverse stock split of the MPEG Super Site, Inc. capital share structure and a name change to Modern MFG Services, Inc.

The Company is in the process of the above mentioned acquisition. Once completed emphasis is anticipated on the implementation of the acquisition’s strategic plan. The Company anticipated working capital needs in the interim are minimal. The Company estimates that it will require an additional $25,000 in working capital during the acquisition period.

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

Quarterly Report

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

Quarterly Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________MPEG SUPER SITE, INC.______
(Registrant)

Date ___February 8, 2001______ ________/s/Bruce M. Tomiyama ___________

(CFO and Secretary)