Form 10QSB
period 2001-03-31
MPEG SUPER SITE INC
filed 2001-05-21
CIK 1030984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________

Commission file number __________________

__________MPEG SUPER SITE, INC.______
(Exact name of small business as specified in its charter)

COLORADO	84-503585
(State or other jurisdiction of (IRS Employer Identification #)
incorporation or organization)

22431 Antonio Parkway B-160 #415
Rancho Santa Margarita, California 92688	(949) 761-5036
(Address of principal executive offices)	(Telephone Number)

22865 Lake Forest Drive, Suite 19, Lake Forest, CA 92630
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

II

Quarterly Report

FINANCIAL STATEMENTS

MPEG Super Site, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2001

ASSETS

Current Assets
Cash	$ 5,873
Total Current Assets	$ 5,873

Other Assets
Deposits	$ 38,500

TOTAL ASSETS	$ 44,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 136,295
Accrued Expenses	$ 207,750
Due to Shareholder	$ 250,642
Total Current Liabilities	$ 594,687

Long Term Debt	$ 0

Stockholders' Equity
Common Stock	$ 16,294
Additional Paid in Capital	$ 720,402
Deficit Accumulated During Development Stage	$ (1,287,010)
Total Stockholders' Equity	$ (550,314)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 44,373

Quarterly Report

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	3 Months Ended	3 Months Ended
	March 31, 2001	March 31, 2000

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$ (6,960)	$ (224,359)

(Increase) Decrease in Accounts Receivable	$ 0	$ 0
(Increase) Decrease in Deposits	$ 0	$ 0
Increase in Accounts Payable	$ 6,272	$ 225,895
Increase in Accrued Liabilities	$ 0	$ 0
Increase in Due To Shareholder	$ 0	$ 0
	$ (688)	$ 1,536

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Common Stock	$ 0	$ 0
Increase in Additional Paid in Capital	$ 0	$ 0
	$ (688)	$ 1,536

CASH FLOWS FROM INVESTING ACTIVITIES
	$ 0	$ 0
	$ (688)	$ 1,536

BEGINNING CASH	$ 6,561	$ 1,984

ENDING CASH	$ 5,873	$ 3,520

Quarterly Report

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	3 Months Ended	3 Months Ended
	March 31, 2001	March 31, 2000

INCOME
Revenue	$ 0	$ 0
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$ 6,960	$ 224,359
TOTAL EXPENSES	$ 6,960	$ 224,359

INCOME (LOSS) FROM OPERATIONS	$ (6,960)	$ (224,359)
Interest Income	$ 0	$ 0
INCOME (LOSS) BEFORE INCOME TAXES	$ (6,960)	$ (224,359)
Provision for Income Taxes	$ 0	$ 0
NET INCOME (LOSS)	$ (6,960)	$ (224,359)

PER SHARE – BASIC and DILUTED	$ (0.0004)	$ (0.0138)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	16,293,580	16,293,580

Quarterly Report

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	9 Months Ended	9 Months Ended
	March 31, 2001	March 31, 2000

CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$ (75,417)	$ (977,968)

(Increase) Decrease in Accounts Receivable	$ 81,145	$ 0
(Increase) Decrease in Deposits	$ 0	$ 0
Increase in Accounts Payable	$ 0	$ 0
Increase in Accrued Liabilities	$ 0	$ 0
Increase in Due To Shareholder	$ 0	$ 0
	$ 5,728	$ (733,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Common Stock	$ 0	$ 0
Increase in Additional Paid In Capital	$ 0	$ 736,696
	$ 5,728	$ 3,520

CASH FLOWS FROM INVESTING ACTIVITIES
	$ 0	$ 0
	$ 5,728	$ (412,016)

BEGINNING CASH	$ 145	$ 0

ENDING CASH	$ 5,873	$ 3,520

Quarterly Report

MPEG Super Site, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	9 Months Ended	9 Months Ended
	March 31, 2001	March 31, 2000

INCOME
Revenue	$ 0	$ 0
TOTAL INCOME	$ -	$ -

EXPENSES
Selling, General and Administrative	$ 75,417	$ 977,968
TOTAL EXPENSES	$ 75,417	$ 977,968

INCOME (LOSS) FROM OPERATIONS	$ (75,417)	$ (977,968)
Interest Income	$ 0	$ 0
INCOME (LOSS) BEFORE INCOME TAXES	$ (75,417)	$ (977,968)
Provision for Income Taxes	$ 0	$ 0
NET INCOME (LOSS)	$ (75,417)	$ (977,968)

PER SHARE – BASIC and DILUTED	$ (0.0046)	$ (0.0600)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	16,293,580	16,293,580

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

Financial Statements

The $38,500 classified as an asset represents deposits made for several video projects and an office rent deposit. The projects are still in the development stage. If the projects are not developed to completion within a reasonable time period, the company is prepared to write the applicable amount off. The Note Due Shareholder is payable on June 30, 2001. This Note may be prepaid in whole or in part without penalty. At the sole discretion of the company, the company may elect to convert all or a portion of the note due the holder into restricted common stock at the prevailing market rate at the time of the conversion.

Quarterly Report

Other Information

Legal Proceedings

The Company is involved in litigation with L.A. Commercial Group, Inc. The Company has a stipulated judgment action pending against it on September 15, 2000 in Superior Court of the State of California for the County of Los Angeles whereby the Company promises to pay to L.A. Commercial Group, Inc. the aggregate sum of $30,000 without interest, attorney's fees or costs. The accompanying financial statements reflect an accrual for this amount.

Quarterly Report

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________MPEG SUPER SITE, INC.______
(Registrant)

Date ___May 17, 2001______ ________/s/Bruce M. Tomiyama ___________
(CFO and Secretary)

Quarterly Report

INDEX TO EXHIBITS

No exhibits are required or provided.