Form 10KSB
period 2001-06-30
MPEG SUPER SITE INC
filed 2001-10-10
CIK 1030984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___June 30, 2001____

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________
Commission file number __________________

MODERN MFG SERVICES, INC.
FORMERLY KNOWN AS MPEG SUPER SITE, INC.
(Exact name of small business issuer as specified in its charter)

4462 Russell Road Suite 102
Mukilteo, Washington, 98275
(425) 315-1772

Nevada 84-0503585
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

Issuer's revenues for its most recent fiscal year: $0.00

The number of shares outstanding of the Registrant's common stock as of June 30, 2001 was 16,293,580 The number of shares outstanding of the Registrant's preferred stock as of June 30, 2001 was zero (0).

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Table of Contents

Description of Business	3
Description of Property	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	5
Market for Common Equity and Related Stockholder Matters	6
Management's Discussion and Analysis or Plan of Operations	7
Financial Statements	10
Changes In / Disagreements with Accountants on Accounting/Financial
Disclosure	17
Directors, Executive Officers, Promoters and Control Persons	19
Executive Compensation	20
Security Ownership of Certain Beneficial Owners and Management	22
Certain Relationships and Related Transactions	22
Index to Exhibits and Reports	22
Signatures	23

II

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Description of Business

General

Modern MFG Services, Inc. (MMFS), formerly known as MPEG Super Site, Inc. is a corporation which was formed under the laws of the State of Colorado on September 30, 1958. The name was changed from MPEG Super Site, Inc. in August 2001 following the acquisition of Modern MFG Services, Inc., a corporation formed under the laws of the State of Washington. The name was changed from Rocky Mountain Power Co. in November of 1999 following the acquisition of MPEG Super Site, Inc., a corporation formed under the laws of the State of Nevada. The Articles of Incorporation of the Company authorize it to issue 100,000,000 shares of common stock with $.001 per share par value and 200,000 shares of preferred stock with a par value of $25.00 per share.

On August 6, 2001, the acquisition of Modern MFG Services, Inc. a Washington corporation was completed. The one-for-twenty reverse split of its common shares will be effective as of the start of trading under the new symbol MMFS on August 6, 2001. The Company has 12,339,985 shares issued and outstanding.

MMFS has 475 shareholders and 12,339,985 shares outstanding as of August 16, 2001. The MMFS common stock is traded on the NASDAQ Bulletin Board under the symbol MMFS. The Company has a June 30th fiscal year end.

Description of Business

The company intends to provide a comprehensive Internet based service website for e-procurement specifically targeted to the manufacturing industry. This business to business portal creates an e-venue for Job Shops and Purchasing Agents to effectively network. The backbone of the site is a feature that utilizes a state of the art encryption technology that allows the Request For Quote process virtual accessibility via the Internet. This feature will provide both a cost effective and time efficient tool in the management of the manufacturer’s order process. Another key component of the site will be “Virtual Tools”, a section that provides subscribers an arena to identify resources for industry standards and technical support. There will be an Online Forum, which will allow members to discuss issues and ask questions relating to the manufacturing industry with other members as well as industry experts. An Industry Events section, providing current industry news, trade shows, in depth feature articles and other noteworthy events.

Competition

MMFS’ business is highly competitive. There are currently no other web sites that deliver the complete package that Virtual RFQ.com has to offer. There are approximately five other websites offering their version of RFQ services in the aerospace, commercial, and medical industries. These sites are SupplierOne.com, Mfgquote.com, Jobshop.com, American Manufacturers.com and Supplier Market.com. None has targeted specific markets so far.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Employees

At August 6, 2001 the company has eight employees.

Recent Developments

On February 8, 2001, the company entered into a stock purchase agreement with Modern MFG Services, Inc. dba VirtualRFQ, whereas MPSS agreed to acquire 100% of the stock of the aforementioned company. The stock for stock transaction was approved by the shareholders at a Special Meeting of Shareholders held on July 6, 2001. The Agreement also contained, among other items, a twenty to one reverse stock split of the MPEG Super Site, Inc. capital share structure, a domicile change to Nevada and a name change to Modern MFG Services, Inc. All of which were voted and approved at the same meeting.

On August 6, 2001, the acquisition of Modern MFG Services, Inc. a Washington corporation was completed. The one-for-twenty reverse split of its common shares will be effective as of the start of trading under the new symbol MMFS on August 6, 2001. The Company has 12,339,985 shares issued and outstanding.

Description of Property

None

Legal Proceedings

On March 16, 2000, in Los Angeles County Superior Court, a lawsuit was filed against the company by L. A. Commercial Group Inc. The claim was for $140,000 for an alleged breach of contract with Mr. Perry Mann. The company has reached a settlement with the plaintiffs to pay $30,000 by April 1, 2001 at which time the lawsuit will be dismissed. The company has agreed to a stipulated judgment for $30,000 if the amount is not paid by April 2, 2001. The company did not pay the $30,000 and the judgment was filed by the plaintiff. The company is currently negotiating with the plaintiff and feels that an amicable settlement can be achieved.

The company is unaware of any other pending or threatened litigation.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Submission of Matters to a Vote of Security Holders

None during the year ended June 30, 2001.

On July 6, 2001, a Special Meeting of Shareholders was held for consideration and to act upon the following five (5)
items:
1. The election of three (3) directors to our Board of Directors, to serve until their resignation or removal from office, or until their respective successors are elected and qualified;
2. The ratification and approval of our acquisition of Modern MFG Services, Inc., a Washington corporation doing business as “Virtual RFQ”;
3. The reverse split of our common stock on a one-for-twenty basis;
4. The approval of a change of our state of incorporation to Nevada and our name to “Modern MFG
Services, Inc.” or such similar name as permitted by the Nevada Secretary of State; and
5. Consideration of any matters which may properly come before the Meeting, or any adjournment thereof.
At this time, the Board of Directors is not aware of any other business to come before the Meeting.

The following are the results of the vote:	FOR	AGAINST	ABSTAIN

1a. Roger Janssen, Director	12,381,626	0	10,874
1b. Terry Burke, Director	12,381,626	0	10,874
1c. Bruce Tomiyama, Director	12,378,626	3,000	10,874
2. Acquisition of Modern	8,617,868	6,700	2,648

	FOR	AGAINST	ABSTAIN
3. Reverse split	12,318,006	73,120	1,374
4. Name and domicile change	8,615,762	10,280	1,174
5. Additional matters	12,347,896	38,180	6,424

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Market for Common Equity and Related Stockholder Matters

Market Information

As of June 30, 2001 the MPSS common stock was listed on the NASDAQ Bulletin Board under the symbol "MPSS". The first available quotes on the bulletin board appeared in the 4th quarter of 1999. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Quarters Ending	Bid	Bid

December 31, 1999	$5.63	$0.28
March 31, 2000	$1.43	$0.35
June 30, 2000	$0.70	$0.12
September 30, 2000	$0.075	$0.075
December 31, 2000	$0.023	$0.016
March 31, 2001	$0.016	$0.016
June 30, 2001	$0.045	$0.035

As of August 6, 2001 the MMFS common stock was listed on the NASDAQ Bulletin Board under the symbol "MMFS". The first available quotes on the bulletin board appeared in the 3rd Quarter of 2001. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending	Bid	Bid

August 6, 2001	$0.20	$0.20
August 31, 2001	$0.84	$0.77
September 30, 2001	$0.70	$0.66

Holders

MMFS has approximately 12,339,985 shares of common stock issued and outstanding as of August 16, 2001, which are held by approximately 475 shareholders. 11,525,000 common shares that were issued in the acquisition of Modern MFG Services, Inc. are restricted. The Company presently has no existing stock option or other plans nor are there any outstanding options, warrants or securities convertible into Common Stock.

Dividend Policy

MPSS or MMFS has never paid a dividend on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Management's Discussion and Analysis or Plan of Operations

The Company has successfully completed the acquisition of Modern MFG Services, Inc., as of August 6, 2001. The emphasis is on the implementation of the acquisition’s strategic plan.

Overview

Modern MFG Services, Inc. was incorporated in December 2000, for the purpose of providing an Internet based technology, which is planned to be a vehicle for business-to-business e-commerce. Specifically, it is the plan of Modern MFG Services, Inc. to allow registered users in the manufacturing industry to deal with one another in the buying and selling of goods and services. Modern MFG Services, Inc. is a development stage company, which has not yet commenced operations. Modern MFG Services, Inc. has no material inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Modern MFG Services, Inc.'s products and services. Modern MFG Services, Inc. has never generated any revenues with exception of "seed" investment. At the present time, Modern MFG Services, Inc.'s principal assets are an active Web Site, and the Virtual RFQ business concept. Virtual RFQ will be the product of Modern MFG Services, Inc.

Modern MFG Services, Inc. plans to provide the opportunity, over the Internet, for purchasing agents and job shops to send out encrypted Requests For Quotations (RFQ’s) to registered users and to receive responses to such RFQ’s.

General Plan of Operation

Modern MFG Services, Inc.'s marketing plan will be focused on manufacturers in the aerospace, commercial, and medical industries, along with the first and second tier of suppliers to these manufacturers. The customers for the services will be purchasing agents and job shops for these industries. This plan will be the primary focus for Modern MFG Services, Inc.'s marketing efforts during the coming fiscal year. During the past fiscal year, Modern MFG Services, Inc. has focused solely on development stage activities.

For at least the next twelve months of operation, Modern MFG Services, Inc. will subcontract equipment and personnel to create its operations. This function will be re-evaluated at the end of the twelve month period.

This strategy has been adopted for several reasons. The initial capital equipment and expertise required to competitively and effectively take on the development of the software is substantial. We believe that there are numerous expert subcontract software houses capable of producing the software necessary for Modern MFG Services, Inc.. By utilizing several of these subcontractors, the potential costs and risks can be greatly reduced.

Modern MFG Services, Inc. plans to primarily function in the United States and Canada. Throughout calendar year 2001 and into calendar year 2002, Modern MFG Services, Inc.'s efforts will be concentrated on improving the financial position of Virtual RFQ.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Marketing Plan

Modern MFG Services, Inc. plans to create a loyal customer base and to build repeat site traffic while expanding its products and services in a business-to-business environment.

Modern MFG Services, Inc. plans to employ a multi-faceted approach to marketing. These activities will be aimed at providing increased customer awareness and education relative to the availability and capabilities of the newer emerging business-to-business market via the Internet. Modern MFG Services, Inc. will search for strategic alliances to implement its planned operations.

Modern MFG Services, Inc. will utilize the mailing lists and personal contacts compiled from direct contacts by our sales/marketing group. The proposed direct mail and e-mail campaign is the most cost effective method of reaching this customer base. Fax mailings and direct mailings are used to approach new groups.

Through direct mail and e-mail campaigns, participation in trade shows and selected advertising, Modern MFG Services, Inc. will attempt to create corporate awareness and demand for its products and services in the marketplace. This is especially important for the success of Virtual RFQ. Modern MFG Services, Inc. through its many relationships with various trade organizations will provide the opportunity for a grass roots marketing campaign. Modern MFG Services, Inc. intends to advertise in various trade publications aimed at the managers of medium to large size manufacturers. Participation in trade shows is another avenue that will be heavily pursued to reach the end-user business market. Modern MFG Services, Inc. has participated in several industry trade shows with a great deal of success and interest shown in their products and services. Modern MFG Services, Inc. plans to offer many of its products and services on a subscriber basis.

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

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Financial Recap

The following is a summarized description of the expenses incurred during the past fiscal year. Approximately $1,139 was for business development. Approximately $5,817 was for general overhead expenses such as outside service, interest and taxes. $25,037 was for office expense such as rent and telephone. $22,778 was for insurance, legal and accounting. And $30,00 was accrued for the lawsuit.

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

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

MPEG SUPER SITE, INC.
Financial Statements

Contents
Page
Independent Auditor's Report	10
Financial Statements
Balance Sheet	11
Statement of Operations	12
Statement of Stockholder's Equity	13
Statement of Cash Flows	14
Notes to Financial Statements	15-16

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

KDS
Member American Institute	KURT D. SALIGER	Member Nevada Society
of Certified Public Accountants	Certified Public Accountant	of Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Board of Directors
MPEG Super Site, Inc.

     I have audited the accompanying balance sheets of MPEG Super Site, Inc. as of June 30, 2001 and as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the years from July 1, 2000 to June 30, 2001 and from July 1, 1999 to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPEG Super Site, Inc. at June 30, 2001 and at June 30, 2000 and the results of its operations and its cash flows for the years July 1, 2000 to June 30, 2001and July 1, 1999 to June 30, 2000 in conformity with generally accepted accounting principles.

\S\ Kurt D. Saliger, C.P.A.
Kurt D. Saliger C.P.A.
September 5, 2001

1601 South Rainbow Blvd. · Suite 220B · Las Vegas, Nevada 89146
Phone: (702) 367-1988 Fax: (702) 948-8674

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

MPEG SUPER SITE, INC.
BALANCE SHEET

	June 30,	June 30,
	2001	2000

ASSETS

CURRENT ASSETS
Cash	$5,174	$145
Accounts Receivable	$0	$7,000

TOTAL CURRENT ASSETS	$5,174	$7,145

OTHER ASSETS
Deposits	$38,500	$40,150

TOTAL ASSETS	$43,674	$47,295

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$133,699	$130,244
Accrued Liabilities	$205,000	$175,001
Due To Shareholder	$264,643	$216,947

TOTAL CURRENT LIABILITIES	$603,342	$522,192

LONG-TERM DEBT	$0	$0

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
authorized 100,000,000 shares issued
and outstanding 16,293,580	$16,294	$16,294

Additional Paid In Capital	$720,402	$720,402

Retained Earnings (Deficit)	($1,296,364)	($1,211,593)

TOTAL STOCKHOLDERS' EQUITY	($559,668)	($474,897)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$43,674	$47,295

See accompanying notes to financial statements

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

MPEG SUPER SITE, INC.
STATEMENT OF OPERATIONS

	July 1, 2000	July 1, 1999
	to June 30,	to June 30,
	2001	2000

INCOME
Revenue	$0	$10,000

TOTAL INCOME	$0	$10,000

EXPENSES
General and Administrative	$84,771 $1,221,593

TOTAL EXPENSES	$84,771 $1,221,593

INCOME (LOSS) FROM OPERATIONS	($84,771) ($1,211,593)
Interest Income		$0

INCOME (LOSS) BEFORE INCOME TAXES	($84,771) ($1,211,593)
Provision for income taxes	$0	$0

NET INCOME (LOSS)	($84,771) ($1,211,593)

NET INCOME (LOSS)
PER SHARE - BASIC AND DILUTED	($0.005)	($0.07)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING	16,293,580	16,293,580

See accompanying notes to financial statements.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

.

	MPEG SUPER SITE, INC.
	STATEMENT OF STOCKHOLDERS' EQUITY
		June 30, 2001
		June 30, 2000

		Common Stock

			Additional	Retained
	Number of		Paid In	Earnings
	Shares	Amount	Capital	(Deficit)

Balance July 1, 1999	7,000,000	$7,000	$0	$0

Issued for cash
various 2000 dates	9,293,580	$9,294	$720,402	$0

Net Income
July 1, 1999 to June 30, 2000	-------------	----------	----------- ($1,211,593)

Balance June 30, 2000	16,293,580 $16,294 $720,402 ($1,211,593)

Net Income (Loss)
July 1, 2000 to June 30, 2001	-------------	----------	-----------	($84,771)

Balance June 30, 2001	16,293,580	$16,294	$720,402	($1,293,364)

See accompanying notes to financial statements.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

MPEG SUPER SITE, INC.
STATEMENT OF CASH FLOWS

July 1, 2000 to July 1, 1999 to
June 30, 2001 June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($84,771) ($1,211,593)

Decrease in accounts receivable	$7,000 $0
Decrease in Deposits	$1,650 $0
(Decrease) Increase in accounts payable	$3,455 ($323,906)
Increase in accrues liabilities	$29,999 $175,001
Increase in due to shareholder	$47,696 $216,947

Net Cash (Used) In Operating Activities	$5,029 ($1,143,551)

CASH FLOWS FROM INVESTNIG ACTIVITIES
Purchases of fixed assets	$0 $0

$5,029 ($1,143,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock for cash	$0 $729,696

Net increase (decrease) in cash	$5029 ($413,855)

Cash, Beginning	$145 $414,000

Cash, Ending	$5,174 $145

See accompanying notes to financial statements

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

MPEG SUPER SITE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilutive common stock equivalents such as stock options.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

MPEG SUPER SITE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
June 30, 2000

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the periods from July 1, 2000 to June 30, 2001 or July 1, 1999 to June 30, 2000 due to the net loss for the periods.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with $0.001 par value per share with 16,293,580 shares issued and outstanding as of June 30, 2001.

Preferred Stock

The authorized preferred stock of the Company consists of 200,000 shares with a par value of $25.00 per share. No shares of preferred stock are issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On February 7, 2001, the Company entered into a stock purchase agreement with Modern MFG Services, Inc.dba Virtual RFQ whereas MPEG Super Site, Inc. agreed to acquire 100% of the stock of the aforementioned company. The stock for stock transaction was approved by the shareholders of the company on July 6, 2001. The shareholders also approved a domicile change from Colorado to Nevada, a name change to Modern MFG Services, Inc. and a one for twenty reverse split of its common stock. The acquisition was completed and the one for twenty reverse split became effective upon the start of trading under the new symbol (OTCBB:MMFS) on August 6, 2001.

NOTE 6 - LITIGATION

The Company is involved in litigation with L.A. Commercial Group, Inc. The Company has a judgment against it on April 2, 2001 in Superior Court of the State of California for the County of Los Angeles for the aggregate sum of $30,000 without interest, attorney's fees or costs. This amount has been properly accrued in this fiscal year.

NOTE 7 - ROCKY MOUNTAIN POWER TRANSACTION

The company has completed a stock purchase agreement with Rocky Mountain Power Company on September 21, 1999, whereas Rocky Mountain Power Company agreed to acquire 100% of the stock of MPEG Super Site, Inc. The stock for stock transaction was accounted for as a reverse merger where MPEG Super Site, Inc. was the accounting acquirer since its shareholders received a 93% interest in the combined entity through the acquisition of 13,900,000 shares of common stock. The historical financial statements are those of MPEG Super Site, Inc. and Rocky Mountain Power Company’s operations are included commencing on the merger date. There were no assets or liabilities of Rocky Mountain Power Company carried forward, acquired or included in the financial statements of MPEG Super Site, Inc. as of the merger date of September 21, 1999. Rocky Mountain Power Company reported assets of approximately $2.3 million as of June 30, 1999 but these assets were disposed of through a 14-A spinout prior to the merger date.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in the Company's independent accountants.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	AGE	POSITION(S)	TENURE

Bruce M. Tomiyama	41	President	July 1, 2000 to August 6, 2001
		Secretary, CFO	July 1, 1999 to August 6, 2001
		Director	July 1, 1999 to present

Roger M. Janssen	38	Chairman, President, Director	August 6, 2001 to present

Terry A. Burke	39	Secretary, CFO and Director	August 6, 2001 to present

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

Roger M. Janssen. Mr. Janssen has an extensive background in the manufacturing business, with over twenty years experience. He is the President and founder of Virtual RFQ. For the past thirteen years (from June 1988), he has owned and operated his own machine shop, Key Mfg., Inc., in the greater Seattle area. Key Mfg., Inc. is a well respected manufacturer of customized machine parts and assemblies in the western Washington area. Several of its clients include; Boeing, Microsoft, Starbucks Corporation, Precor and Eldec. In addition to that, he has guided several manufacturing companies during their start up phase with a strong focus on procurement excellence. Mr. Janssen has traveled nationally as a manufacturing consultant. He has been active for 18 years in various college and skill center programs in the manufacturing sector, serving as President of the Sno-Isle Skills Center advisory committee. He is a long-standing, active member of the Society of Manufacturing Engineers and the National Tooling and Machining Association.

Terry A. Burke. Mr. Burke is currently Vice President of Sales for Virtual RFQ and has over fifteen years experience in the area of purchasing and sales. For the last five years, he has worked securing aerospace contracts for WMW Manufacturing Services Inc. (from July 1996 to June 1999), as its head of business development, and Burke Manufacturing Services (from July 1999), which he founded. Mr. Burke specializes in the sales and marketing of manufacturing components. Mr. Burke maintained and supported aerospace contracts with such corporations as Boeing Space and Defense, Boeing Sea Launch, UpChurch Scientific and Genie Hi-Lift. He has also held various outside sales positions with DPB LIMITED (from February 1987 to July 1996), and Howard and Phils Inc. from November 1984 to February 1987. Currently Mr. Burke serves on the board of the National Tooling and Machining Associations Puget Sound Chapter of Washington State as their Vice President. He is currently a member of the Washington Manufacturing Excellence Association.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2001, but entered into various consent resolutions in lieu of meetings.

Compensation Summary

The following sets forth the aggregate cash compensation paid by us for services rendered during the last three years to us by our Chief Executive Officer and by the other three highest paid executive officers.

		Annual Compensation		Other Annual
Name and Principal Position	Year	Salary	Bonus	Compensation

Bruce M. Tomiyama	00-01 (c) $0 $0 $0 $0
President, CFO, Secretary 99-00 (a)		$41,250 (1) $68,750 (2)	$0	$300

Kunimitsu Misawa	99-00 (a)	$64,799 (1) $0 (2)	$0	$0
Chairman (former)

Joseph S. Muto	99-00 (a)	$30,000 (1) $0 (2)	$0	$0
President (former)

Eddie Wenrick	99-00 (a)	$25,000 (1) $75,000 (2)	$0	$250
Vice President (former)

Michael L. Schumacher (3)	98-99 (b) $0 $0 $0 $0
President and CEO (former)

(1) Represents actual amount paid.

(2) Represents amount accrued but not paid.

(3) Mr. Schumacher received $500 of Common Stock as directors fees during the period ended June 30, 1999.

(a) Were not officers for the years 98-99.

(b) Was not an officer for the years 99-01.

(c) Was the sole officer in 00-01.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

From time to time, we have granted shares of our common stock as additional compensation to our officers and key employees for their services, as determined by our Board of Directors.

As of June 30, 2001, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

There was no compensation paid to any director of RMPC or PRIME other than $3,500 paid as director fees to RMPC directors for the year ended June 30,1999.

Compensation of Directors

There was no compensation paid to any directors of MPSS as director’s fees.

Employment Agreements

None

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, only the report filed was by the current President, Bruce Tomiyama his report was filed but filed late. The company pursuant to rule 16a-3(e) received no other reports.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as per the Shareholder List as of August 16, 2001:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership

Roger Janssen	5,612,500 shares	45.48%
403 Kenrick Place
Burlington, WA 98233

Terry Burke	1,887,500 shares	15.30%
29923 34th Avenue South
Auburn, WA 98001

Bruce Tomiyama	15,000 shares	0.12%
11 Los Pioneros
Rancho Santa Margarita, CA 92688

Certain Relationships and Related Transactions

None during the year ended June 30, 2001.

Exhibits and Reports on Form 8-K

On June 30, 2000, the company filed a report on form 8-K disclosing the resignations of Joseph Muto, President & Director and Kuni Misawa, Chairman & Director of the company. Bruce Tomiyama was appointed interim President & Chairman.

On December 26, 2000, the company filed a report on form 8-K disclosing the termination of the acquisition of Stuart Communications, Inc. due to lack of significant progress of the proposed merger and acquisition..

On May 4, 2001, the company filed a report on form PRES14A a preliminary proxy for review. On June 13, 2001, the company filed the definitive proxy on form DEFS14A.

No other reports were filed during the last quarter of the period covered by this report.

On July 20, 2001, the company filed a report on form 8-K disclosing the results of the actions taken at the Special Meeting of Shareholders held on July 6, 2001. All items were voted in favor of, including the election of three new board of directors, the acquisition of Modern MFG Services, Inc., a one for twenty reverse split of its common stock, a change in incorporation to Nevada and a name change to Modern MFG Services, Inc.

Index to Exhibits and Reports

None required or provided.

MODERN MFG SERVICES, INC. (FKA MPEG SUPER SITE, INC.)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern MFG Services, Inc.Formerly Known As MPEG Super Site,Inc.
(Registrant)

Date: October 4, 2001	/S/ Bruce Tomiyama
(Bruce Tomiyama, interim President, CFO and Director)