Form 10QSB
period 2001-09-30
MPEG SUPER SITE INC
filed 2001-11-14
CIK 1030984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

001-15337
(Commission file number)

MODERN MFG SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

84-0503585
(IRS Employer
Identification No.)

4462 Russell Road, Suite 102
Mukilteo, Washington 98275
(Address of principal executive offices)

(425) 315-1772
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 9, 2001 - 13,253,485 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

	Modern MFG Services, Inc.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet	3

	Statement of Operations	4

	Statement of Cash Flows	5

	Supplemental Disclosures to Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MODERN MFG SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2001
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$ 1,984
Total current assets	1.984

Other Assets
Prepaid expenses	38,500
Capitalized web site development costs	443,908

Total Assets	$ 484,392

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$318,699
Consulting fees payable	205,000
Payable to related parties	550,140
Total Current Liabilities	1,073,839

Stockholders' (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
13,259,985 shares as of September 30, 2001,
and 12,339,985 shares as of June 30, 2001	13,260
Additional paid-in capital	889,177
Retained deficit	(1,491,884)

Total Stockholders' (Deficit)	(589,447)

Total Liabilities and Stockholders' (Deficit)	$ 484,392

The accompanying notes are an integral part of the financial statements.

MODERN MFG SERVICES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2001	September 30, 2000

Income	$ -	$ -

Operating Expenses
General and administrative expenses	66,592	37,499

Net Loss	$ (66,592)	$ (37,499)

Basic Loss Per Share	$ (0.01)	$ (0.00)

Weighted Average
Common Shares Outstanding	12,606,139	12,330,679

The accompanying notes are an integral part of the financial statements

MODERN MFG SERVICES, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30, 2001	September 30, 2000

Cash Flows from Operating Activities
Net loss	$(66,592)	$(37,499)
Adjustments to net loss to net cash
provided by operating activities:
Common stock issued for services	50,000	-
(Increase) decrease in assets
Decrease in deposits		800
(Increase) in capitalized software development costs	(216,000)	(15,285)
Increase (decrease) in liabilities
Increase in accounts payable	185,000	5,221
Increase in payable to officers and affiliates	44,402	47,965

Net cash used in operating activities	(3,190)	1,202

Cash Flows from Investing Activities

Net cash provided (used) in investing activities	-	-

Cash Flows from Financing Activities

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(3,190)	1,202

Cash and cash equivalents - beginning of period	5,174	145

Cash and cash equivalents - end of period	$ 1,984	$ 1,347

The accompanying notes are an integral part of the financial statements

MODERN MFG SERVICES, INC.
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

For the Three Months Ended
	September 30, 2001	September 30, 2000

Cash Paid During Year For:

Income Taxes	$ -	$ -
Interest Expense	$ -	$ -

Supplemental disclosures of non-cash investing activities:

During the three months ended September 30, 2001, the company issued 50,000 shares as part consideration for a license agreement from Active/RMS. The shares were valued at $60,000.

Supplemental disclosures of non-cash financing activities:

During the three months ended September 30, 2001, the company issued 450,000 shares of its common stock to two consultants in cancellation of $32,500 of indebtedness due them.

The accompanying notes are an integral part of the financial statements.

MODERN MFG SERVICES
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and 2001 and the results of operations and cash flows for the three-month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2.

In August 2001, the Company acquired Modern MFG Services, Inc. a corporation formed in Washington in a business combination accounted for as a pooling of interests. Modern MFG Services, Inc. is in the process of developing a service organization using modern technology through the Internet for machinists, machine shops, and customers, to make contact, bid for jobs and other related matters. Modern MFG Services, Inc. became a wholly owned subsidiary of the Company through the exchange of 11,525,000 shares of the Company’s common stock for all of the outstanding stock of Modern MFG Services, Inc. The accompanying financial statements include the consolidated results of the combined companies as if the combination took place at the beginning of each period presented.

Summarized results of operations of the separate companies for the periods presented are as follows:

	Modern MFG	Modern MFG
	Services	Services
	(Nevada)	(Washington)

OPERATIONS:
September 30, 2000
Income	$-	$-
Operating Expense	19,514	17,985
Net Loss	$ (19,514)	$ (17,985)

September 30, 2001
Income	$-	$-
Operating Expense	57,875	8,717
Net Loss	$ (57,875)	$ (8,717)

MODERN MFG SERVICES
NOTES TO FINANCIAL STATEMENTS

	Modern MFG	Modern MFG
	Services	Services
	(Nevada)	(Washington)
BALANCE SHEET:
September 30, 2001
Assets
Cash and Cash Equivalents	$1,984	$-
Prepaid Expenses	38,500	-
Capitalized Web Site Development Costs	-	443,908
	$ 40,484	$ 443,908
Liabilities
Accounts Payable	$138,699	$180,000
Consulting Fees Payable	205,000	-
Payable to Related Parties	264,643	285,497
	$ 608,342	$ 465,497
Stockholder's Deficit
Common Stock	$935	$12,325
Additional Paid In Capital	785,446	103,731
Retained Deficit	(1,354,239)	(137,645)
	$ (567,858)	$ (21,589)

Total Liabilities and Stockholder's Deficit	$ 40,484	$ 443,908

Note 3.

On September 4, 2001, the Company entered into an agreement with Retailport.com, Inc. for the acquisition of an end user license for software that will be utilized in the Company’s Website. Under the terms of the agreement, the Company will issue 200,000 shares of its common stock in four equal installments of 50,000 shares commencing September 4, 2001 through March 4, 2003. The shares issued pursuant to this agreement are valued at $1.20 each. As of September 30, 2001, the first installment of the 50,000 shares has been issued and the Company has recorded the remaining balance of $180,000 as a liability.

MODERN MFG SERVICES

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations

The analysis as herein provided pertain to the Company's and its wholly owned subsidiary's combined results of their operations as if the two Company's were merged throughout the reporting period.

For the three months ended September 30, 2000 and 2001.

During the three month period ended September 30, 2000, the Company did not generate and revenue and had operating expenses of $37,499 which consisted of general operating overhead.

During the three month period ended September 30, 2001, the Company still had no revenue and incurred operating expenses of $66,592 of which $51,000 related to the costs incurred in the acquisition of the Company's wholly owned subsidiary, Modern Mfg. Services, Inc. The remaining $15,592 pertain to the general operating overhead.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2001 was reduced by $3,190, which was used in the Company's operations. Of the remaining operating expenses for the three month period ending September 30, 2001 of $63,402; $55,000 was paid through the issuance of 420,000 shares of the Company's common stock, and $8,402 relate to amounts due to Key Manufacturing for the Company's allocated share of rent and related overhead and direct expenses of the Company which were paid by Key on its behalf.

Management Plan of Operations

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

The company currently has low cash reserves and no significant revenues established, additional funds may be required in order to proceed with the current business plan. These funds may be raised through a private placement. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations under the current business plan.

MODERN MFG SERVICES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

On October 10, 2001, the Company filed a Form 8-K with the United States Securities and Exchange Commission; re: Changes in Control of Registrant and Financial Statements. Financial Statements included were Mpeg Supersite, Inc. thru June 30, 2001 and Modern MFG, Inc. thru June 30, 2001

On July 20, 2001, the Company filed a Form 8-K with the United States Securities and Exchange Commission; re: Other Events.

Exhibits

None

No other filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODERN MFG SERVICES, INC.

By: /s/ Roger Janssen
Roger Janssen, President

By: /s/ Terry Burke
Terry Burke, Chief Financial Officer

Date: November 09, 2001