Form 10QSB
period 2001-12-31
MPEG SUPER SITE INC
filed 2002-02-19
CIK 1030984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of December 31, 2001 - 13,253,485 shares of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MODERN MFG SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2001
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$ 10,655
Total current assets	10,655

Other Assets
Prepaid expenses	38,500
Software license	210,000
Capitalized web site development costs	233,908

Total Assets	$ 493,063

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$130,801
Payable on software license	185,000
Consulting fees payable	205,000
Payable to related parties	563,140
Total Current Liabilities	1,083,941

Unearned Income	175

Stockholders' (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
13,253,485 shares as of December 31, 2001,	13,254
and 12,339,985 shares as of June 30, 2001
Additional paid-in capital	894,683
Retained deficit	(1,498,990)

Total Stockholders' (Deficit)	(591,053)

Total Liabilities and Stockholders' (Deficit)	$ 493,063

The accompanying notes are an integral part of the financial statements.

MODERN MFG SERVICES, INC.
STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	December 31		December 31
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	73,698	104,921	7,107	60,422

Net Loss	(73,698)	(104,921)	(7,107)	(60,422)

Basic Loss Per Share	(0.01)	(0.01)	(0.00)	(0.00)

Weighted Average Common
Shares Outstanding	12,930,447	12,339,679	13,257,648	12,141,534

The accompanying notes are an integral part of the financial statements

MODERN MFG SERVICES, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31, 2001	December 31, 2000
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(73,698)	$(104,921)
Adjustments to net loss to net cash
provided by operating activities:
Common stock issued for services	55,500	-
(Increase) decrease in assets
Decrease in accounts receivable	-	7,000
Decrease in deposits		800
(Increase) in capitalized software development costs	(36,000)	(31,065)
Increase (decrease) in liabilities
Increase in accounts payable and accrued expenses	2,103	8,127
Increase in payable to officers and affiliates	44,401	126,475
Increase in unearned income	175	-

Net cash used in operating activities	(7,519)	6,416

Cash Flows from Investing Activities

Net cash provided (used) in investing activities	-	-

Cash Flows from Financing Activities

Advances from related party	13,000	-

Net cash provided by financing activities	13,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	5,481	6,416

Cash and cash equivalents - beginning of period	5,174	145

Cash and cash equivalents - end of period	$ 10,655	$ 6,561

Cash Paid For:

Interest Expense	$ -	$ -

Income Taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

MODERN MFG SERVICES
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2000 and 2001 and the results of operations and cash flows for the three-month and six-month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Summarized results of operations of the separate companies for the periods presented are as follows:

	Modern MFG	Modern MFG
	Services	Services
	(Nevada)	(Washington)

OPERATIONS:
Six months ended December 31, 2000
Income	$-	$-
Operating Expense	68,456	36,465
Net Loss	$ (68,456)	$ (36,465)

Six months ended December 31 2001
Income	$-	$-
Operating Expense	57,875	15,823
Net Loss	$ (57,875)	$ (15,823)

MODERN MFG SERVICES
NOTES TO FINANCIAL STATEMENTS

	Modern MFG	Modern MFG
	Services	Services
	(Nevada)	(Washington)
BALANCE SHEET:
December 31, 2001
Assets
Cash and Cash Equivalents	$-	$10,655
Prepaid Expenses	38,500	-
Capitalized Web Site Development Costs	-	233,908
Software License	-	210,000
	$ 38,500	$ 454,563
Liabilities
Accounts Payable	$133,699	$182,101
Consulting Fees Payable	205,000	-
Payable to Related Parties	262,660	200,481
	$ 601,359	$ 482,582

Unearned Income		175

Stockholder's Deficit
Common Stock	$945	$12,309
Additional Paid In Capital	790,435	104,248
Retained Deficit	(1,354,239)	(144,751)
	$ (562,859)	$ (28,194)

Total Liabilities and Stockholder's Deficit	$ 38,500	$ 454,563

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

For the six months ended December 31, 2000 and 2001.

During the six month period ended December 31, 2000, the Company did not generate any revenue and had operating expenses of $104,921 which consisted of general operating overhead.

During the six month period ended December 31, 2001, the Company still had no revenue and incurred operating expenses of $73,698 which consisted of general operating overhead.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2001 was increased by $5,481. The source of proceeds received by the Company during these six months consisted of a $13,000 advance from a related party and $175 payment from a customer for future services. Of the amount received, $7,694 was used in operations. Of the remaining operating expenses for the six month period ending December 31, 2001 of $73,698; $55,500 was paid through the issuance of 421,000 shares of the Company's common stock, and $8,402 relate to amounts due to Key Manufacturing for the Company's allocated share of rent and related overhead and direct expenses of the Company which were paid by Key on its behalf and $2,102 was accrued for accounting services.

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

Manufacturing Operation

In addition to the above, the company has recently secured the exclusive worldwide rights from Biological Defense Corporation to manufacture market, distribute, and sell its product lines utilizing their proprietary Biological Warfare Sterilization Technology to destroy lethal strains of Anthrax Spores. A prototype of the initial product line has been completed. Testing using this prototype by BDC, is now underway.

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

Date: February 13, 2002