Form 10QSB
period 2002-03-31
MPEG SUPER SITE INC
filed 2002-05-28
CIK 1030984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
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

The number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002 - 13,258,485 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	Modern MFG Services, Inc.

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2002	3

	Statement of Operations	4

	Statement of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Change in Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES		8

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Modern MFG Services, Inc.
CONCOLIDATED BALANCE SHEET
March 31, 2002
Assets

Current Assets
Cash and cash equivalents	$ 372

Total Current Assets	372

Property and Equipment
Equipment	6,175

Other Assets
Prepaid expenses	38,500
Software license	210,000
Capitalized website development costs	269,908

Total Assets	$ 524,955

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$ 142,955
Payable on software license	185,000
Consulting fee payable	205,000
Payable to related parties	607,025

Total Current Liabilities	$ 1,139,980
Unearned Income	175
Stockholders' (Deficit)
Common Stock, par value $.001 per share,
authorized 100,000,000 issued and outstanding
13,258,485 shares as of March 31, 2002	13,259
Additional paid-in capital	898,428
Retained deficit	(1,526,887)

Total Stockholders' (Deficit)	(615,200)

Total Liabilities and Stockholders' (Deficit)	$ 524,955

The accompanying notes are an integral part of the financial statements.

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Nine Months Ended		For the Three Months Ended
	March 31, 2001	March 31, 2002	March 31, 2001	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expenses	(101,595)	(75,417)	(27,896)	(6,960)

Net Loss	$ (101,595)	$ (75,417)	$ (27,896)	$ (6,960)

Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted Average Common
Shares Outstanding	13,258,485	11,516,000	13,258,485	11,516,000

The accompanying notes are an integral part of the financial statements

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	March 31, 2001	March 31, 2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(101,595)	$ (75,417)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Common stock issued for services	59,250	-
(Increase) decrease in assets
Decrease in accounts receivable	-	81,145
(Increase) in capitalized software development costs	(36,000)	-
Increase (Decrease) in Liabilities
Increase in accounts payable and accrued expenses	11,433	-
Increase in payable to officers and affiliates	53,785	-

Net cash used in operating activities	(13,127)	5,728

Cash Flows from Investing Activities
Acquisition of equipment	(6,175)	-

Net cash provided (used) in investing activities	(6,175)	-

Cash Flows from Financing Activities
Advances from related party	14,500	-

Net cash provided by financing activities	14,500	-

Net Increase (Decrease) in Cash and Cash Equivalents	(4,802)	5,728

Cash and cash equivalents - beginning of period	5,174	145

Cash and cash equivalents - end of period	$ 372	$ 5,873

Cash Paid For:

Interest Expense	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Modern MFG Services, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and 2001 and the results of operations for the three-month and nine-month periods then ended and cash flows for the nine-months then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Modern MFG Services, Inc.

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

Financial Summary

Results of Operations for the Three-Month Periods Ended March 31, 2001and March 31, 2002.

The net loss of $6,960 for the three-month period ending March 31, 2001; and $27,896 for the three-month period ended March 31, 2002; respectively, were comprised of general and administrative expenses.

Liquidity and Capital Resources

For the Nine-Months ended March 31, 2001.

During the nine-month period ended March 31, 2001, the Company’s cash position increased by $5,728. The Company used $75,417 in its operations, and decreased accounts receivables by $81,145.

For the Nine-Months ended March 31, 2002.

During the nine-month period ended March 31, 2002, the Company’s cash position decreased by $4,802, $13,127 was used in the Company’s operations, $6,175 was used in the acquisition of equipment, and $14,500 was advanced from a related party.

Management Plan of Operations

General Plan of Operation

Modern MFG Services, Inc.'s general plan will be focused on manufacturers in the aerospace, commercial, and medical industries, along with the first and second tier of suppliers to these manufacturers. The customers for the services will be purchasing agents and job shops for these industries. This plan will be the primary focus for Modern MFG Services, Inc.'s marketing efforts during the current fiscal year. During the past fiscal year, Modern MFG Services, Inc. has focused solely on development stage activities.

For at least the next nine months of operation, Modern MFG Services, Inc. will subcontract equipment and personnel to create its operations. This function will be re-evaluated at the end of the nine-month period.

Modern MFG Services, Inc.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

No filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modern MFG Services, Inc.

By: /s/ Roger Janssen, President
Roger Janssen, President

By: /s/ Terry Burke, CFO
Terry Burke, Chief Financial Officer

Date: May 24, 2002