Form 10KSB
period 2002-06-30
MODERN MFG SERVICES INC
filed 2002-10-17
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-15337

Modern MFG Services, Inc.
(Exact name of small business issuer as specified in its charter)

4462 Russell Road Suite 102
Mukilteo, Washington, 98275
(425) 315-1772
Address of Principal Executive Offices

Nevada
(State of incorporation)

84-0503585
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

Issuer's revenues for its most recent fiscal year: $175.00

The number of shares outstanding of the Registrant's common stock as of June 30, 2002 was 13,732,522

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Modern MFG Services, Inc.

Table of Contents

Description of Business	3
Description of Property	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	5
Management's Discussion and Analysis or Plan of Operations	6
Financial Statements	8
Changes In / Disagreements with Accountants Disclosure	22
Directors, Executive Officers, Promoters and Control Persons	22
Executive Compensation	22
Security Ownership of Certain Beneficial Owners and Management	24
Certain Relationships and Related Transactions	24
Index to Exhibits and Reports	25
Signatures	26

II

Modern MFG Services, Inc.

Description of Business

General

Modern MFG Services, Inc. (MMFS), formerly known as MPEG Super Site, Inc. is a corporation that was formed under the laws of the State of Colorado on September 30, 1958. The name was changed from MPEG Super Site, Inc. in August 2001 following the acquisition of Modern MFG Services, Inc., a corporation formed under the laws of the State of Washington. A migratory merger to Nevada was effected at the time of the acquisition. The current Articles of Incorporation of the Company authorize it to issue 100,000,000 shares of common stock with $.001 per share par value.

On August 6, 2001, the acquisition of Modern MFG Services, Inc. a Washington corporation was completed. The one-for-twenty reverse split of its common shares became effective as of the start of trading under the new symbol MMFS on August 6, 2001.

MMFS had approximately 478 shareholders and 13,439,485 shares of common stock issued and outstanding as of August 12, 2002.

The MMFS common stock is traded on the NASDAQ Bulletin Board under the symbol MMFS. The Company has a June 30th fiscal year end.

Description of Business

Modern MFG Services, Inc. was organized for the purpose of developing a service organization using modern technology through the internet for machinists, machine shops, and customers, to make contact, bid for jobs and other related matters. The company had been developing its website for commercial use by registered users in the manufacturing industry. Costs incurred in developing the website included its application, infrastructure, coding and graphics. In June 2002, the company abandoned the project.

On Feb 6, 2002, the company entered into a licensing agreement with Biological Defense Corporation, Inc. (“Biological Defense”) securing exclusive worldwide rights to manufacture, distribute, market and sell certain equipment producing electromagnetic fields capable of sterilizing various strains of microorganisms. These products are unproven to date and are under development and testing. Biological Defense testing has resulted in positive results using their current method of assessment for microorganism sterilization .To date test results have also shown the need for higher powered and more sensitive test equipment. Biological Defense is currently consulting with modern MFG Services Inc. to determine the most pertinent equipment and the most cost effective strategy to continue testing.

On May 8, 2002, the company entered into a letter of intent to acquire Integrated Maritime Platforms International, Inc. (“Integrated Maritime”). Integrated Maritime is currently developing for construction an Unmanned Surface Vehicle Prototype. A definitive agreement regarding the merger was signed on September 18, 2002. The closing of this acquisition occurred on September 30, 2002. Integrated Maritime Platforms International, Inc. The Unmanned Multi-mission Surface Vehicle Prototype i.e.: “SPARTAN ” project is a consortium agreement with the teaming partners of the U.S. NAVY, Northrop Grumman and Raytheon .The GB Challenger Platform has been tested by the partners and is the craft of preference for this project .The GB Challenger platform and multi-mission modules currently include nine models - Rapid Response (R3), Oil Spill Recovery (OSM), Search and Rescue (SRM), Harbor Security (HSM), Fire Fighting (FSM), High – speed Light Freight (LFM), High-speed personnel carrier or ferry (PTM), Dive Salvage (DSM), Command-Communication-Control-Computers (C4M), Coastal Patrol/Drug Interdiction (CPM), Riverine assault craft (RAC) and Special Military Applications (MAM) these modules are currently being marketed nationwide and Internationally outside of the “SPARTAN” contract.

Modern MFG Services, Inc.

As discussed previously, management has abandoned its website development and entered into a successful settlement of amounts owed in association with the project.

The company is continuing its efforts to develop the products pursuant to the Licensing agreement with Biological Defense and believes its recent acquisition of Integrated Maritime will diversify efforts to develop future revenues. Once funds are available through revenues, debt or additional equity financing, management plans to negotiate with creditors to settle prior and outstanding obligations for either a reduced amount or settle the debt through the issuance of the company’s stock

Employees

Currently, the company has three employees. All are officers of the company or its recently acquired subsidiary Integrated Marine. As operations expand additional employees will be required. Integrated Maritime currently has three engineer/designers available on an on-call hourly rate basis as needed.

Description of Property

Modern MFG Services, Inc. operates out of facilities owned by the company’s president. For the use of the facilities including utilities and telephone, the company was charged $8,812 for the year ended June 30, 2002.

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending June 30, 2002. The company has resolved certain matters prior to the initiation of any legal proceedings.

On June 3, 2002, the Company entered into a settlement agreement with Retailport whereby a license was cancelled and the balance owed on the license and consulting fee was settled through the issuance of 100,000 shares of the Company’s common stock.

Submission of Matters to a Vote of Security Holders

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

Modern MFG Services, Inc.

The following are the results of the vote:	FOR	AGAINST	ABSTAIN

1a. Roger Janssen, Director	12,381,626	0	10,874
1b. Terry Burke, Director	12,381,626	0	10,874
1c. Bruce Tomiyama, Director	12,378,626	3,000	10,874
2. Acquisition of Modern	8,617,868	6,700	2,648
3. Reverse split	12,318,006	73,120	1,374
4. Name and domicile change	8,615,762	10,280	1,174
5. Additional matters	12,347,896	38,180	6,424

Market for Common Equity and Related Stockholder Matters

Market Information

As of August 6, 2001 the Modern MFG Services, Inc. common stock was listed on the NASDAQ Bulletin Board under the symbol "MMFS". The first available quotes on the bulletin board appeared in the 3rd Quarter of 2001. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending	Bid	Bid

August 6, 2001	$0.20	$0.20
September 30, 2001	$0.70	$0.66
September 30, 2002	$0.30	$0.26

Holders

MMFS had 13,732,522 shares of common stock issued and outstanding as of August 12, 2002, which were held by approximately 478 shareholders. 11,525,000 common shares that were issued in the acquisition of Modern MFG Services, Inc. are restricted.

Recent Issuance of Securities

The acquisition of Integrated Marine provides that 4,000,000 common shares are to be issued in exchange for all the outstanding shares of Integrated Maritime. The agreement with Integrated Maritime provides that if Modern MFG is unable to effect funding of $1,500,000 to Integrated Maritime within an 18 month period 6,000,000 additional common shares could be issued to the former shareholders of Integrated Maritime. These shares are all restricted In connection with the acquisition of Integrated Maritime the company has issued 2,000,000 options to the shareholders of Integrated Maritime. These options have a strike price of $0.50(fifty cents) per share. These shares would be issued restricted.

Assuming no other common shares are issued, the issuances of additional shared from a failure to fund and the exercise of the options could result in a change in control of the registrant, if the shareholders of Integrated Maritime acted collectively. No agreements or intent are known to exist related to intended collective action by those shareholders.

Modern MFG Services, Inc.

The company has one outstanding convertible loan agreement dated August 22, 2002 with Health Co. Canada Enterprises, Inc. where a three month loan of $50,000 can be repaid in full for $62,500 or converted to common stack at a rate of $0.20 per share for a potential issuance of 312,500 restricted common shares or any combination of cash and common stock.

>From July 1, 2001 through June 30, 2002, the Company has received $41,000 though the issuance of approximately 299,037 shares of its Common Stock. Sales were to four accredited investors at prices from $0.10 to $0.50 in separate transactions.

>From July 1, 2002 through October 10, 2002, the Company has received $92,000 though the issuance of approximately 585,000 shares of its Common Stock. Sales were to five accredited investors at prices ranging from $0.15 to $0.50 in separate transactions.

The company presently does not have any other outstanding options, warrants or securities convertible into common stock.

Dividend Policy

MPSS or MMFS has not paid a dividend on its common stock in the past 12 months. The company does not anticipate paying any dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

Management's Discussion and Analysis or Plan of Operations

Overview

Modern MFG Services, Inc. was organized for the purpose of developing a service organization using modern technology through the internet for machinists, machine shops, and customers, to make contact, bid for jobs and other related matters. In June 2002, the company abandoned this project.

The company is now focused on the development microorganism sterilization equipment through its license with Biological Defense Corporation, Inc. and the fulfillment of a government contract held by our recently acquired subsidiary for an Unmanned Surface Vehicle Prototype.

Financial Condition and Results of Operations

The following is a summarized description of the expenses incurred during the past fiscal year. Approximately $265,749 was for general and administrative expenses, compared to $87,830 for the prior fiscal year. $460,515 was for a loss on abandonment of website development. Approximately $177,277 was accounted for as a gain on the extinguishment of debt. Resultant net loss for the fiscal year ending June 30, 2002 totaled $564,816, compared to a net loss of $87,830 for the prior fiscal year.

General Plan of Operation

The company has historically and continues to rely on equity and debt financing to sustain operations. No significant revenue sources have been established and the company has incurred substantial debt.

Modern MFG Services, Inc.

The company has secured exclusive worldwide rights from Biological Defense Corporation, Inc to manufacture, distribute, market and sell certain equipment producing electromagnetic fields capable of sterilizing various strains of microorganisms. These products are unproven to date and are under development and testing. The company expects that approximately $650,000 will be needed to develop and bring this line of products to market. The company has already expended approximately $20,000 to help develop a functional prototype which is currently being tested and expects to expend another $40,000 in further development resulting in the successful sterilization of targeted microorganisms.

The company has recently acquired as a subsidiary, Integrated Maritime Platforms International, Inc. (“Integrated Maritime”). Integrated Maritime is currently developing for construction an Unmanned Surface Vehicle Prototype. The company has committed to provide funding in the amount of $1,500,000 to be used in the fulfillment of a contract with the United States government related to the development and construction an Unmanned Surface Vehicle Prototype.

The company is currently planning to raise additional capital to develop these projects and establish revenues for continued operations. The terms have not been determined at this time and may involve equity or debt financing. Once funds are available through revenues, debt or additional equity financing, management plans to negotiate with creditors to settle prior and outstanding obligations for either a reduced amount or settle the debt through the issuance of the company’s stock

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company’s unproven product.

This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Modern MFG Services, Inc.
Financial Statements

Contents
Page
Independent Auditor's Report	9
Financial Statements
Balance Sheet	10
Statement of Operations	11
Statement of Stockholder's Deficit	12
Statement of Cash Flows	13
Notes to Financial Statements	14-21

Independent Auditors' Report

Board of Directors
Modern MFG Services, Inc.
Everett, Washington

We have audited the accompanying balance sheet of Modern MFG Services, Inc. (A Development Stage Company) as of June 30, 2002, and the related statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' deficit for the two years then ended, and from the Company’s inception (February 7, 2000) through June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern MFG Services, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the two years then ended, and from the Company’s inception (February 7, 2000) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discuss in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance. California
October 10, 2002

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
CONSOLIDATED BALANCE SHEET
June 30, 2002

Assets

Current Assets
Cash and cash equivalents	$ 3,461

Total Current Assets	$3,461

Property & Equipment
Office equipment (net accumulated depreciation of $6)	222

Total Assets	$ 3,683

Liabilities and Stockholder's Deficit

Current Liabilities
Accounts payable	$144,434
Accrued expenses	212,500
Payable to related parties	430,659
Payable to others	259,148

Total Current Liabilities	$ 1,046,741

Stockholders' (Deficit)
Common stock, no par value; 100,000,000 shares authorized;
13,732,532 shares issued and outstanding as of June 30, 2002	$13,733
Preferred stock, $25 par value; 200,000 shares authorized,
no shares issued and outstanding	-
Additional paid-in capital	237,181
Deficit accumulated during the development stage	(1,293,972)

Total Stockholders' (Deficit)	$(1,043,058)

Total Liabilities and Stockholders' (Deficit)	$ 3,683

The accompanying notes are an integral part of these financial statements.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Deficit Accumulated
			During The
	June 30, 2001	June 30, 2002	Development Stage

Income	$ -	175	175

Expenses
General and administrative expenses	87,830	265,749	394,677
Loss on abandonment of website development	-	460,515	460,515
Research and development	-	15,780	15,780
Interest expense	-	224	224
	87,830	742,268	871,196

Net Loss before extraordinary items	(87,830)	(742,093)	(871,021)

Extraordinary items
Gain on extinguishment of debt	-	177,277	177,277

Per Share Data

Basic loss before extraordinary items	$(0.01)	$(0.06)
Extraordinary items	-	0.01
Net loss	$ (0.01)	$ (0.04)

Weighted average common shares outstanding	12,339,679	13,161,385

The accompanying notes are an integral part of these financial statements.

.
Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
JULY 1, 2001 THROUGH JUNE 30, 2002

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage

Shares issued for cash	11,516,000	11,516	-
Shares issued for services	9,000	11,725	-
Net loss for the year ended June 30, 2000	-	-	-	(41,098)

Balance - June 30, 2000	11,525,000	23,241	-	(41,098)
Adjust for reverse acquisition of MPEG Super Site, Inc.	814,985	(10,901)	10,901	(600,228)

Balance - June 30, 2000 - restated	12,339,985	12,340	10,901	(641,326)

Net loss for the year ended June 30, 2001	-	-	-	(87,830)

Balance - June 30, 2001	12,339,985	12,340	10,901	(729,156)

Aug 2001 - Shares issued as payment on
prior year's payables	450,000	450	32,050	-
Aug 2001 - Shares issued for legal services	100,000	100	24,900	-
Aug 2001 - Shares issued for consulting services	10,000	10	4,990	-
Aug 2001 - Shares issued for legal services	10,000	10	4,990	-
Sept 2001 - Payment on software license	50,000	50	59,950	-
Sept 2001 - Shares issued for consulting services	300,000	300	14,700	-
Oct 2001 - Shares issued for legal services	10,000	10	4,990	-
Oct 2001 - Shares issued for consulting services	1,000	1	499	-
Oct 2001 - Shares returned to treasury and cancelled	(17,500)	(17)	17	-
Dec 2001 - Shares issued for cash	37,037	37	9,963	-
Jan 2002 - Shares issued for consulting services	5,000	5	3,745	-
May 2002 - Shares issued for cash	250,000	250	24,750	-
May 2002 - Shares issued for cash	6,000	6	2,994	-
June 2002 - Shares issued for consulting services	10,000	10	6,990	-
June 2002 - Extinguishment of indebtedness due Retailport.com	100,000	100	16,823	-
June 2002 - Shares issued for consulting services	65,000	65	10,935	-
June 2002 - Shares issued for cash	6,000	6	2,994	-
Net loss for the year ended June 30, 2002	-	-	-	(564,816)

Balance - June 30, 2002	13,732,522	$ 13,733	$ 237,181	$ (1,293,972)

The accompanying notes are an integral part of these financial statements.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
STATEMENT OF CASH FLOWS

	June 30, 2001	June 30, 2002
Cash Flows from Operating Activities
Net Loss	$(87,830)	$(564,816)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for services	-	77,250
Abandonment of website development	-	422,108
Gain on extinguishment of indebtedness	-	(177,277)
Depreciation expense	-	6
(Increase) Decrease in assets
(Increase) in capitalized software development costs	(100,440)	-
Increase (Decrease) in liabilities
Increase in accounts payable and accrued expenses	32,500	21,707
Increase in accrued compensation due officers	125,979	108,000
Net cash used in operating activities	(29,791)	(113,022)
Cash Flows from Investing Activities
Office equipment purchase	-	(228)
Net cash provided (used) in investing activities	-	(228)
Cash Flows from Financing Activities
Amounts received from related parties	29,791	92,170
Cash received in reverse acquisition with MPEG Super Site, Inc.	-	1,641
Repayments to related parties	-	(18,100)
Proceeds from private offerings	-	41,000
Net cash provided by financing activities	29,791	116,711
Net Increase (Decrease) in Cash and Cash Equivalents	-	3,461
Beginning Balance -Cash and Cash Equivalents	-	-
Ending Balance - Cash and Cash Equivalents	$ -	$ 3,641
Supplemental Information:
Cash Paid For:
Interest Expense	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

MPEG Super Site, Inc. (“MPEG”) was incorporated under the laws of Colorado on September 30, 1958. Through a statutory merger effective July 6, 2001 MPEG changed its domicile from Colorado to Nevada and changed its name to Modern Mfg Services, Inc. MPEG had abandoned its business operations in the entertainment industry and on August 6, 2001, acquired all of the outstanding stock of Modern MFG Services, Inc. (‘the Company”) through the issuance of 11,525,000 of its common stock. Upon the completion of the transaction, MPEG continued operations of the Company under the same management and changed its name to Modern Mfg Services, Inc. Just prior to the acquisition, MPEG authorized a 20:1 reverse stock split.

The stock for stock transaction was accounted for as a reverse merger where the Company was the accounting acquirer since its shareholders received a 93% interest in the combined entity through the issuance of the 11,525,000 shares of MPEG. The financial statements presented herein are those of Modern Mfg Services, Inc. adjusted for the assets and liabilities of MPEG that were carried over in the acquisition. Operations of the MPEG are included in the financial statements commencing on the acquisition date.

Modern MFG Services, Inc. (the "Company") was organized as a joint venture in February 2000, for the purpose of developing a service organization using modern technology through the internet for

c. Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

d. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

e. Use of Estimates

The preparation of financial statements in conformity with generally accepted accountings principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

g. Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2002. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

h. Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the estimated value of the services rendered.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS
(continuation)

i. New Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted this standard and its adoption of this standard has no significant effect on the Company's financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company has adopted the standard and its adoption has no significant effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after

December 15, 2001. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS
(continuation)

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring"). The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company.

Note 3. Acquisition of Modern Mfg. Services, Inc.

As discussed in Note 1, MPEG acquired all of the outstanding stock of Modern Mfg Services, Inc. Management believes that the acquisition will provide Modern with easier access to capital markets enabling it to fund current operations and future projects. The financial statements include the accounts and activity of Modern (acquiree) from its inception and MPEG (acquirer) from August 6, 2001. A schedule of assets and liabilities of MPEG as of August 6, 2001 follows:

Cash	$1,641
Accounts payables	(130,227)
Accrued expenses	(205,000)
Due to related party	(7,494)
Due to others	(259,148)
$ (600,228)

Proforma statement of operations for the years ended June 30, 2001 and 2002, assuming the two companies combined as of the July 1, 2001 follows:

	June 30, 2001	June 30, 2002
Income	$-	$175
Operating expenses	(172,601)	(744,329)
Net loss before extraordinary items	(172,601)	(744,154)
Extraordinary items	-	177,277
Net loss	$ (172,601)	$ (566,877)

Basic loss per share before extraordinary items	$(.01)	$(.06)
Extraordinary items	$-	$.01
Extraordinary items	$-

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 4. Website Development Costs

The Company had been developing its website for commercial use by registered users in the manufacturing industry. The Company accounted for the costs incurred in the development of the website pursuant to Statement of Position 98-1. Costs incurred in the planning stage of the web site were expensed as incurred. Costs incurred in developing the website including its application, infrastructure, coding, and graphics, were capitalized.

In June 2002, the Company abandoned the project and capitalized costs of $218,108 were charged to operations. Also charged off to operations was the cost of the software license associated with the development website amounting to $240,000 (See Note 4). Of the $218,108, $98,442 pertains to accrued compensation due the Company’s president and $93,740 pertains to accrued compensation due the Company’s secretary for their services in the development of the software. Of the remaining $25,925, $11,725 related to services rendered by a consultant who received 9,000 shares of the Company’s common stock as consideration for these services and $14,200 for services rendered by Retailport.com. The Company settled the amounts owed to Retailport.com through the issuance of stock and an option (See Note 4).

Note 5 – Transactions with Officers and Affiliates

During 2001, the Company’s officers were involved in the concept and development of the website in addition to managing the Company’s operations. For services rendered by the Company’s president, the total balance due him as of June 30, 2001 amounted to $107,484.

During 2002, accrued compensation attributed to services rendered by the Company’s president amounted to $78,000. In addition, the president incurred out of pocket expenses on behalf of the Company amounting to $8,856, which have not been reimbursed. The total balance due him from the Company as of June 30, 2002 amounts to $196,340.

Accrued compensation for services rendered by the Company’s secretary through June 30, 2001 amounted to $97,070. For 2002, the Company accrued an additional $66,000 in services rendered by him of which $500 was paid. As of June 30, 2002, the total amount owed to the Company’s secretary amounted to $162,570.

Since its inception, the Company operated out of the facilities of a company wholly owned by the Company’s president. For the use of the facilities including utilities and telephone, the Company was charged a total of $36,541 though June 30, 2001. For the year ended June 30, 2002, the Company was charged $8,812 for the use of the facilities. In addition, the president’s company incurred out of pocket expenses during 2002 amounting $36,119 of which $17,600 was reimbursed. The total balance owed as of June 30, 2002, totaled $63,872.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS
(continuation)

As of August 6, 2001, MPEG owed its then president $7,494. In the acquisition, he resigned as president of MPEG and was appointed a director of the Company. Through June 30, 2002, he advanced $265 towards MPEG expenses on which he has not been reimbursed. The total balance due him as of June 30, 2002 is $7,759.

Amounts due related parties will be paid if and when the Company has sufficient funds to make such payments.

Note 6 – Payable to Others

In the reverse acquisition of MPEG, the Company assumed $259,148 of indebtedness a third party. This loan is unsecured, non-interest bearing, and is due on demand.

Note 7 – Settlement of Indebtedness

As indicated in Note 4, the Company entered into a two year licensing agreement with Retailport.com. In consideration for the license, the Company agreed to issue 50,000 shares of its common stock every six months over the life of the license. The license was valued at its fair value of $240,000 and under the terms of the agreement, the Company issued the first 50,000 shares. In addition to the license, the Company also incurred fees of $14,200 to Retailport for services rendered in relation to the development of its website.

On June 3, 2002, the Company entered into a settlement agreement with Retailport whereby the license was cancelled and the balance owed on the license and consulting fee was settled through the issuance of 100,000 shares of the Company’s common stock. The settlement is subject to the successful merger of the Company with Maritime Platforms International Inc. For a period of 180 days after the Company’s stock reaches a closing price of $1.00 for three consecutive days, the Company has the right to repurchase the 100,000 shares of common stock at a $1.00 per share The 100,000 shares issued were valued on the date of issuance at their fair market value of $16,293 which were charged against the net balance owed of $194,200. The remaining balance of $177,277 was credited to operations.

Note 8 – Research and Development

The Company has entered into a licensing agreement with Biological Defense Corporation to market and manufacture, market and distribute Anthrax spore sterilization equipment. Under the terms of the licensing agreement, the Company is committed to fund up to $650,000 towards the testing costs of the equipment. For the year ended June 30, 2002, the Company incurred $15,780 towards this project.

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 9 - Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109").

FASB 109 uses the asset and liability method to account for income taxes. That requires recognizing deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of June 30, 2002, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $342,000 which expire in various years through 2022.

Note 10 - Commitments and Contingencies

On May 8, 2002, the Company entered into a letter of intent to acquire Integrated Maritime Platforms International. Inc. Integrated Maritime is currently developing for construction an Unmanned Surface Vehicle Prototype. A definitive agreement regarding the merger was signed on September 18, 2002. The closing of this acquisition occurred on September 30, 2002

In anticipation of this acquisition, on June 19, 2002, the Company entered into an agreement to loan Maritime $350,000 which will assist in the development and construction of the prototype. The obligation to fund the entire $350,000 terminated by the terms and intent of the loan agreement when the acquisition of Integrated Maritime was completed.

Note 11 – Management's Discussion on Future Operations

The Company is in the development stage and relies upon advances from related parties and funds received through the sale of its stock to meet its current operating requirements. The Company has incurred a $163,789 net cash deficit in its operations through June 30, 2002. In addition, through the reverse acquisition of MPEG, the Company assumed indebtedness of approximately $608,000 owed to third parties

As discussed previously, Management has abandoned its website development and entered into a successful settlement of amounts owed in association with the project. The Company believes its merger with Integrated Maritime will be successful and profitable. Further, once available funds are available Management plans to negotiate with the creditors of MPEG to settle their obligations for either a reduced amount or settle the debt through the issuance of the Company’s stock

Modern MFG Services, Inc.
(Formerly MPEG Super Site, Inc.)
(A Development Stage Corporation)
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 12 – Subsequent Events

As indicated in Note 9, the Company was obligated to fund $350,000 towards the development and construction of the Unmanned Surface Vehicle Prototype. As of September 30, 2002, the Company has advanced approximately $127,000. The obligation to fund the full $350,000 terminated on September 30, 2002 by the terms and intent of the agreement.

The acquisition of Integrated Marine provides that 4,000,000 common shares are to be issued in exchange for all the outstanding shares of Integrated Maritime. The agreement with Integrated Maritime provides that if Modern MFG is unable to effect funding of $1,500,000 to Integrated Maritime within an 18 month period 6,000,000 additional common shares could be issued to the former shareholders of Integrated Maritime. These shares are all restricted

In connection with the acquisition of Integrated Maritime the company has issued 2,000,000 options to the shareholders of Integrated Maritime. These options have a strike price of $0.50(fifty cents) per share. These shares would be issued restricted.

In addition, From July 1, 2002 through October 10, 2002, the Company has received $92,000 though the issuance of approximately 585,000 shares of its Common Stock. The Company also borrowed $50,000. The loan is evidenced by a promissory note and matures on November 22, 2002 when $62,500 becomes fully due and payable or is converted into common shares of the Company at a rate of $0.20 per share issued for a potential issuance of 312,500 shares. In connection with the $50,000 loan, the Company is required to issue 37,500 shares of its common stock.

Modern MFG Services, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

On October 1, 2002 Modern MFG Services, Inc. elected to change:

From the auditing accounting firm of:
Kurt D. Salinger, C.P.A.
1601 South Rainbow Blvd., Suite 220B
Las Vegas, Nevada 89146
To the auditing accounting firm of:
Jonathon P. Reuben, C.P.A.
23440 Hawthorne Blvd., Suite 270
Torrance, California 90505

The change was made as the company's management is familiar with the new firm and believes the new auditing accountant will provide quality service in a timely manner.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	AGE	POSITION(S)	TENURE

Roger M. Janssen	38	Chairman, President, Director	August 6, 2001 to present

Terry A. Burke	39	Secretary, CFO and Director	August 6, 2001 to present

Bruce M. Tomiyama	41	Director	August 6, 2001 to present

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2002, but entered into various consent resolutions in lieu of meetings.

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

	Fiscal	Salary		Other
Name and Principal Position	Year	Compensation	Bonus	Compensation
Roger M. Janssen	2001	$78,000	0	0
President, CEO
Terry Burke	2001	$66,000	0	0
Secretary and CFO

Modern MFG Services, Inc.

Compensation Summary (continuation)

Notes:

During 2001, the Company’s officers were involved in the concept and development of the website in addition to managing the Company’s operations. For services rendered by the Company’s president, the total balance due him as of June 30, 2001 amounted to $107,484.

During 2002, accrued compensation attributed to services rendered by the Company’s president amounted to $78,000. In addition, the president incurred out of pocket expenses on behalf of the Company amounting to $8,856, which have not been reimbursed. The total balance due him from the Company as of June 30, 2002 amounts to $196,340.

Accrued compensation for services rendered by the Company’s secretary through June 30, 2001 amounted to $97,070. For 2002, the Company accrued an additional $66,000 in services rendered by him of which $500 was paid. As of June 30, 2002, the total amount owed to the Company’s secretary amounted to $162,570.

As of June 30, 2002, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of Modern MFG Services, Inc. as director’s fees.

Employment Agreements

One formal employment agreement currently exists for Kathleen Bright. She is to be paid a salary of $24,000 per year and is terminable without cause with thirty days notice. Kathleen currently functions as President of the company’s subsidiary Integrated Maritime.

Compensation for the President, Roger M. Janssen, was set by the Board at $6,500 per month. Compensation for the Secretary, Terry Burke, was set by the Board at $5,500 per month. This compensation is terminable without penalty by the board of directors.

No other formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Modern MFG Services, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as per the Shareholder List as of June 30, 2002:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership
Roger Janssen	5,612,500 shares	40.87%
403 Kenrick Place
Burlington, WA 98233
Terry Burke	1,887,500 shares	13.74%
29923 34th Avenue South
Auburn, WA 98001
Bruce Tomiyama	31,500 shares	0.33%
11 Los Pioneros
Rancho Santa Margarita, CA 92688

Resulting from the acquisition of Integrated Maritime and the issuance of additional securities pursuant to that acquisition, the following individuals will beneficially own 5% or more of the Company's common stock. The approximate issued and outstanding shares upon these issuances are expected to be 17,595,264 common shares.

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership
Roger Janssen	5,612,500 shares	31.90%
403 Kenrick Place
Burlington, WA 98233
Terry Burke	1,887,500 shares	10.72%
29923 34th Avenue South
Auburn, WA 98001
Cathleen Bright	1,000,000 shares	5.68%
4105 Kennedy Drive #5
Bremerton, WA 98312
Karl Duff	1,016,667 shares	5.78%
6112 Wynn Jones Road East
Port Orchard, WA 98366

Modern MFG Services, Inc.

Certain Relationships and Related Transactions

During 2001, the Company’s officers were involved in the concept and development of the website in addition to managing the Company’s operations. For services rendered by the Company’s president, the total balance due him as of June 30, 2001 amounted to $107,484.

During 2002, accrued compensation attributed to services rendered by the Company’s president amounted to $78,000. In addition, the president incurred out of pocket expenses on behalf of the Company amounting to $8,856, which have not been reimbursed. The total balance due him from the Company as of June 30, 2002 amounts to $196,340.

Accrued compensation for services rendered by the Company’s secretary through June 30, 2001 amounted to $97,070. For 2002, the Company accrued an additional $66,000 in services rendered by him of which $500 was paid. As of June 30, 2002, the total amount owed to the Company’s secretary amounted to $162,570.

Since its inception, the Company operated out of the facilities of a company wholly owned by the Company’s president. For the use of the facilities including utilities and telephone, the Company was charged a total of $36,541 though June 30, 2001. For the year ended June 30, 2002, the Company was charged $8,812 for the use of the facilities. In addition, the president’s company incurred out of pocket expenses during 2002 amounting $36,119 of which $17,600 was reimbursed. The total balance owed as of June 30, 2002, totaled $63,872.

Exhibits and Reports on Form 8-K

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

On October 9, 2001, the company filed a report on form 8-K disclosing the completion of the acquisition of Modern MFG Services, Inc., a Washington corporation; and event reported as occurring August 6, 2001.Pertinent information included in the report on form 8-K included:

1.	Changes in Control of Registrant
2.	Other Events (Agreement and Plan of Reorganization)
3.	Financial Statements

On October 2, 2002, the company filed a report on form 8-K disclosing a Change in Registrant's Certifying Accountant; as occurring October 1, 2002.

Index to Exhibits and Reports

Modern MFG Services, Inc. includes herewith the following exhibits:

3.1	Current Articles of Incorporation filed July 8, 2001
10.1	Material Contract - Licensing Agreement with Biological Defense Corporation, Inc.
10.2	Material Contract - Intent of Acquisition of Integrated Maritime Platforms International, Inc.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Modern MFG Services, Inc.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern MFG Services, Inc.

By: /s/ Roger Janssen, President
Roger Janssen, President

By: /s/ Terry Burke, CFO
Terry Burke, Chief Financial Officer

Date:October 14, 2002