Form 10QSB
period 2002-09-30
MODERN MFG SERVICES INC
filed 2002-11-22
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from            to
                                         ----------   ----------

                                    001-15337
                                    ---------
                            (Commission file number)

                            Modern MFG Services, inc.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                    84-0503585
      ---------------------------                      --------------
      (State or other jurisdiction                        (IRS Employer
    of incorporation or organization)                  Identification No.)

                          4462 Russell Road, Suite 102
                           Mukilteo, Washington 98275
                    (Address of principal executive offices)

                                 (425) 315-1772
                                 --------------
                           (Issuer's telephone number)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

[X]  Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


The number of shares outstanding of each of the issuer's classes of common equity: as of November 14, 2002 - 20,045,872 shares of common stock


Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                            Modern MFG Services, Inc.


                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Independent accountants' review report                            3

           Balance Sheet as of September 30, 2002                            4

           Statement of Operations                                           5

           Statement of Cash Flows                                           6

           Notes to Financial Statements                                     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                            8

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 9

Item 2.    Change in Securities and Use of Proceeds                          9

Item 3.    Defaults Upon Senior Securities                                   9

Item 4.    Submission of Matters to a Vote of Security Holders               9

Item 5.    Other Information                                                 9

Item 6.    Exhibits and Reports on Form 8-K                                  9

SIGNATURES 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                     Independent Accountants' Review Report


To the Board of Directors
Modern MFG Services, Inc.


We have reviewed the accompanying balance sheet of Modern MFG Services, Inc. as of September 30, 2002, and the related statements of operations and cash flows for the three-month periods ended September 30, 2001 and 2002 These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


s/ Jonathon P. Reuben CPA
-------------------------------

Jonathon P. Reuben,
Certified Public Accountant
November 20, 2002

Modern MFG Services, Inc.
CONCOLIDATED BALANCE SHEET

                                                             September 30, 2002
                                                                 (Unaudited)
Assets
       Current Assets
         Cash and cash equivalents                           $            8,545
         Accounts receivable                                             26,519
         Receivable from others                                           5,045
         Prepaid expenses                                                 7,500
                                                             -------------------
           Total current assets                                          47,609

       Property and Equipment
         Marine vessel held under capital lease                         600,000
         Office equipment                                                   227
                                                             -------------------
                                                                        600,227
         Less accumulated depreciation                                      (25)
                                                             -------------------
                                                                        600,202

       Other Assets
         Security deposits                                               15,913
         Intangible assets
           Goodwill                                                   1,373,251
           Other                                                        502,570
                                                             -------------------
                                                                      1,891,734

         Total assets                                        $         2,539,545
                                                             ===================

Liabilities and Stockholders' Equity

          Current Liabilities
         Accounts payable                                    $          202,333
         Accrued expenses                                               247,371
         Payable to others                                              262,777
         Payable to related parties                                     472,519
         Current maturities of long-term debt                            50,333
         Current portion of obligations under capital lease              61,535
                                                             -------------------
           Total current liabilities                         $        1,296,868

       Long-term debt                                                   610,097
       Obligations under capital lease                                  525,870
                                                             -------------------

           Total liabilities                                          2,432,835

       Stockholders' (Deficit)

       Common Stock, par value $.001 per share,
       authorized 100,000,000 issued and outstanding
       18,359,872 as of September 30, 2002                               18,360
       Additional paid-in capital                                     1,459,095
       Retained deficit                                              (1,370,745)
                                                             -------------------

              Total stockholders' equity                                106,710
                                                             -------------------

              Total liabilities and stockholders' equity     $        2,539,545
                                                             ===================


    The accompanying notes are an integral part of the financial statements.

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended
                                                                  September 30,
                                                             2001              2002
                                                         -------------    -------------
                                                          (Unaudited)       (Unaudited)

Income                                                   $          -     $          -
                                                         -------------    -------------

Operating expenses
   General and administrative expenses                         66,592           76,440
   Loss on abandonment of website development                       -                -
   Research and development                                         -                -
   Interest expense                                                 -              333
                                                         -------------    -------------
                                                               66,592           76,773

Extraordinary items
   Gain on extinguishment of debt                                   -                -
                                                         -------------    -------------

     Net Loss                                            $    (66,592)    $    (76,773)
                                                         =============    =============

Per Share Data

     Basic loss before extraordinary items               $      (0.01)    $      (0.01)
     Extraordinary items                                            -                -
                                                         -------------    -------------
       Net Loss                                          $      (0.01)    $      (0.01)
                                                         =============    =============

     Weighted average common
       shares outstanding                                  12,606,139       13,971,225
                                                         =============    =============




     The accompanying notes are an integral part of the financial statements

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             For the Three Months Ended
                                                                                    September 30,
                                                                              2001                 2002
                                                                         -------------         -------------
                                                                           (Unaudited)          (Unaudited)
Cash Flows from Operating Activities

     Net loss                                                            $    (66,592)         $    (76,773)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Common stock issued for services                                        50,000                     -
       Abandonment of website development                                           -
       Gain on extinguishments of indebtedness                                      -
       Depreciation expense                                                         -                    19
       (Increase) decrease in assets
        (Increase) Decrease in deposits and other assets                            -                (8,205)
        (Increase) in capitalized software development costs                 (216,000)                    -
       Increase (Decrease) in Liabilities
        Increase in accounts payable and accrued expenses                     185,000                28,858
        Increase in accrued compensation due officers                          44,402                36,000
                                                                         ------------          ------------

        Net cash used in operating activities                                  (3,190)              (20,101)
                                                                         ------------          ------------

Cash Flows from Investing Activities
       Office equipment purchase                                                    -                     -
       Cash used in acquisition of Integrated Maritime Platforms, Inc.                             (127,000)
                                                                         ------------          ------------

       Net cash provided (used) in investing activities                             -              (127,000)
                                                                         ------------          ------------

Cash Flows from Financing Activities
       Proceeds from private offerings                                              -               110,000
       Costs incurred in private offerings                                          -                (3,480)
       Amounts received from related parties                                        -                 5,000
       Loans from unrelated third party                                             -                50,000
       Cash received in reverse acquisition with
        Integrated Maritime Platforms, International                                                    165
       Repayments to related parties                                                                 (9,500)
                                                                         ------------          ------------

       Net cash provided by financing activities                                    -               152,185
                                                                         ------------          ------------

       Net Increase (Decrease) in Cash and Cash Equivalents                    (3,190)                5,084

       Cash and cash equivalents - beginning of period                          5,174                 3,461
                                                                         ------------          ------------

       Cash and cash equivalents - end of period                         $      1,984          $      8,545
                                                                         ============          ============

Cash Paid For:

       Interest Expense                                                  $          -          $          -
                                                                         ============          ============
       Income Taxes                                                      $          -          $          -
                                                                         ============          ============





    The accompanying notes are an integral part of the financial statements.

                            Modern MFG Services, Inc.
                          NOTES TO FINANCIAL STATEMENTS

Note 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the three-month periods ended September 30, 2001 and 2002.. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2. On September 30, 2002, the Company acquired all of the outstanding stock of Integrated Maritime Platforms International, Inc,. ("Integrated") a corporation formed in Washington in a business combination accounted for as a purchase. Integrated with three other manufacturer is developing an unmanned surface vessel for the United States Navy. In exchange for receiving all of the outstanding stock of Integrated, the Company issued to the shareholders of Integrated 4,000,075 shares of its common stock and provided $127,000 to Integrated to be used in the operations of the company. The accompanying financial statements include the consolidated results of the combined companies as of the acquisition date.

         Summarized results of operations of the separate companies for the periods presented as if the acquisition took place on July 1, 2002 are as follows:

                                                         Modern MFG        Integrated
                                                       Services, Inc.       Platforms        Combined
                                                       --------------    ------------     --------------
         Operations:

           September 30, 2001
              Income                                   $            -    $          -     $           -
              Operating Expenses                               66,592               -            66,592
                                                       --------------    -------------    --------------
              Net Loss                                        (66,592)              -           (66,592)
                                                       --------------    -------------    --------------

           September 30, 2002
              Income                                   $            -    $     26,519     $      26,519
                                                       --------------    -------------    --------------

              Operating Expenses                               76,440          78,498           154,938
              Research and development                              -          68,672            68,672
              Interest expense                                    333          31,542            31,875
                                                       --------------    -------------    --------------
                                                               76,773         178,712           255,485
                                                       --------------    -------------    --------------
              Net Loss                                 $      (76,773)   $   (152,193)    $    (228,966)
                                                       ==============    =============    ==============

         Balance Sheet
           September 30, 2002
              Current assets
                Cash and cash equivalents                                $      8,380     $         165
                Accounts receivable                                                 -                 -
                Other current assets                                            7,500             5,045
                                                                         -------------    --------------
                    Total current assets                                       15,880            31,729
                                                                         -------------    --------------

              Property and equipment                                              202           600,000
              Other assets                                                        705         1,891,029

                    Total assets                                         $     16,787     $   2,522,758
                                                                         -------------    --------------

              Liabilities
               Current liabilities                                          1,194,194           102,674
               Note payable                                                         -           610,097
               Obligations under capital lease                                      -           525,870
                                                                         -------------    --------------
                                                                            1,194,194         1,238,641

              Stockholders' equity (deficit)                             $ (1,177,407)    $   1,248,117
                                                                         =============    ==============

                                                       Modern MFG Services, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Results of Operations
---------------------

    The analysis as herein provided pertain to the Company's and its wholly owned subsidiary's combined results of their operations as if the two Company's were merged through out the reporting periods.

    For the three months ended September 30, 2001 and 2002

    During the three month period ended September 30, 2001, the Company still had no revenue and incurred operating expenses of $66,592 of which $51,000 related to the costs incurred in the acquisition of its the Company's wholly owned subsidiary, Modern Mfg. Services, Inc. The remaining $15,592 pertain to the general operating overhead.

    During the three month period ended September 30, 2002, the Company did not generate any revenue and had operating expenses of $76,440 which consisted of general operating overhead including accrued officers' compensation of $36,000 and consulting expenses of $11,448.

    Liquidity and Capital Resources
    -------------------------------

    Cash and cash equivalents as of September 30, 2001 was reduced by $3,190, which was used in the Company's operations. Of the remaining operating expenses for the three-month period ending September 30, 2001 of $63,402, $55.000 was paid through the issuance of 420,000 shares of the Company's common stock, and $8,402 relate to amounts due to Key Manufacturing for the Company's allocated share of rent and related overhead and direct expenses of the Company which were paid by Key its behalf.

    Cash and cash equivalents as of September 30, 2002 was increased by $5,084. Cash received during this three month period included $110,000 from the sale of 627,275 shares of the Company common stock, $50,000 from an investor in exchange for a convertible note, and $5,000 from a related party. Of the $165,000 received, $20,101 was used in operations, $3,480 was incurred in the private offerings and $9,500 was repaid to a related party.

Management Plan of Operations

General Plan of Operation
-------------------------

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

The company has recently acquired as a subsidiary, Integrated Maritime Platforms International, Inc. ("Integrated Maritime"). Integrated Maritime is currently developing for construction an Unmanned Surface Vehicle Prototype. The company has committed to provide funding in the amount of $1,500,000 to be used in the fulfillment of a contract with the United States government related to the development and construction an Unmanned Surface Vehicle Prototype.

The company is currently planning to raise additional capital to develop these projects and establish revenues for continued operations. The terms have not been determined at this time and may involve equity or debt financing.

                                                      Modern MFG Services, Inc.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities and Use of Proceeds
         During the first quarter of 2002, the Company issued a total of 4,627,350 shares of its common stock, of which 627,275 were sold through private offerings from which the Company received a total of $110,000. And 4,000,075 shares were issued in connection with the acquisition of Integrated Maritime Platforms International, Inc. The shares issued in the acquisition were valued at the share's quoted price of $.28.

         From October 1, 2002 through November 14, 2002, the Company issued 1,686,000 shares of its common stock of which 1,000,000 were issued in cancellation of $150,000 of indebtedness, 676,000 were issued ot various consultants for services, and 10,000 shares were issued in exchange ofr equipment valued at $5,000.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         Modern MFG Services, Inc. incorporates by reference its Annual Report for the fiscal year ended June 30, 2002, filed October 17, 2002 with the Securities and Exchange Commission, and exhibits filed therewith; including:

         Exhibits
         --------
             3.1      Current Articles of Incorporation filed July 8, 2001
            10.1      Material Contract - Biological Defense Corporation, Inc.
            10.2      Material Contract - Integrated Maritime Platforms, Inc.

         Modern MFG Services, Inc. includes herewith the following exhibits:

         Exhibits
         --------
            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K
         -------------------

         On October 2, 2002, the company filed a report on form 8-K disclosing a Change in Registrant's Certifying Accountant; as occurring October 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Modern MFG Services, Inc.

                            By:  /s/ Roger Janssen, President
                            --------------------------------------------
                                    Roger Janssen, President

                            By: /s/ Terry Burke, CFO
                            --------------------------------------------
                                    Terry Burke, Chief Financial Officer

Date:  November 21, 2002

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


         In connection with the Quarterly Report of Modern MFG Services, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Burke, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Terry Burke
------------------------------
Terry Burke
Chief Financial Officer

November 21, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


         In connection with the Quarterly Report of Modern MFG Services, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger Janssen, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Roger Janssen
------------------------
Roger Janssen
President

November 21, 2002