Form 10QSB/A
period 2002-09-30
MODERN MFG SERVICES INC
filed 2002-12-06
CIK 1030984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amendment #1)

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Independent Accountants' Review Report

To the Board of Directors
Modern MFG Services, Inc.

We have reviewed the accompanying balance sheet of Modern MFG Services, Inc. as of September 30, 2002, and the related statements of operations and cash flows for the three-month periods ended September 30, 2001 and 2002 These financial statements are the responsibility of the Company’s management.

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

s/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
November 20, 2002

Modern MFG Services, Inc.
CONCOLIDATED BALANCE SHEET

September 30, 2002
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,545
Accounts receivable	26,519
Receivable from others	5,045
Prepaid expenses	7,500
Total current assets	47,609
Property and Equipment
Marine vessel held under capital lease	600,000
Office equipment	227
600,227
Less accumulated depreciation	(25)
600,202
Other Assets
Security deposits	15,913
Intangible assets
Goodwill	1,373,251
Other	502,570
1,891,734
Total assets	$ 2,539,545

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$202,333
Accrued expenses	247,371
Payable to others	262,777
Payable to related parties	472,519
Current maturities of long-term debt	50,333
Current portion of obligations under capital lease	61,535
Total current liabilities	$1,296,868
Long-term debt	610,097
Obligations under capital lease	525,870
Total liabilities	2,432,835
Stockholders' (Deficit)
Common Stock, par value $.001 per share,
authorized 100,000,000 issued and outstanding
18,359,872 as of September 30, 2002	18,360
Additional paid-in capital	1,459,095
Retained deficit	(1,370,745)

Total stockholders' equity	106,710
Total liabilities and stockholders' equity	$ 2,539,545

The accompanying notes are an integral part of the financial statements.

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2001	2002
	(Unaudited)	(Unaudited)

Income	$ -	$ -

Operating expenses
General and administrative expenses	66,592	76,440
Loss on abandonment of website development	-	-
Research and development	-	-
Interest expense	-	333
	66,592	76,773

Extraordinary items
Gain on extinguishment of debt	-	-

Net Loss	$ (66,592)	$ (76,773)

Per Share Data

Basic loss before extraordinary items	$(0.01)	$(0.01)
Extraordinary items	-	-
Net Loss	$ (0.01)	$ (0.01)

Weighted average common
shares outstanding	12,606,139	13,971,225

The accompanying notes are an integral part of the financial statements

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(66,592)	$ (76,773)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Common stock issued for services	50,000	-
Abandonment of website development	-
Gain on extinguishments of indebtedness	-
Depreciation expense	-	19
(Increase) decrease in assets
(Increase) Decrease in deposits and other assets	-	(8,205)
(Increase) in capitalized software development costs	(216,000)	-
Increase (Decrease) in Liabilities
Increase in accounts payable and accrued expenses	185,000	28,858
Increase in accrued compensation due officers	44,402	36,000

Net cash used in operating activities	(3,190)	(20,101)

Cash Flows from Investing Activities
Office equipment purchase	-	-
Cash used in acquisition of Integrated Maritime Platforms, Inc.		(127,000)

Net cash provided (used) in investing activities	-	(127,000)

Cash Flows from Financing Activities
Proceeds from private offerings	-	110,000
Costs incurred in private offerings	-	(3,480)
Amounts received from related parties	-	5,000
Loans from unrelated third party	-	50,000
Cash received in reverse acquisition with
Integrated Maritime Platforms, International		165
Repayments to related parties		(9,500)

Net cash provided by financing activities	-	152,185
Net Increase (Decrease) in Cash and Cash Equivalents	(3,190)	5,084
Cash and cash equivalents - beginning of period	5,174	3,461
Cash and cash equivalents - end of period	$ 1,984	$ 8,545

Cash Paid For:
Interest Expense	$ -	$ -
Income Taxes	$ -	$ -

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

Note 2.

On September 30, 2002, the Company acquired all of the outstanding stock of Integrated Maritime Platforms International, Inc,. (“Integrated”) a corporation formed in Washington in a business combination accounted for as a purchase. Integrated with three other manufacturer is developing an unmanned surface vessel for the United States Navy. In exchange for receiving all of the outstanding stock of Integrated, the Company issued to the shareholders of Integrated 4,000,075 shares of its common stock and provided $127,000 to Integrated to be used in the operations of the company. The accompanying financial statements include the consolidated results of the combined companies as of the acquisition date.

Summarized results of operations of the separate companies for the periods presented as if the acquisition took place on July 1, 2002 are as follows:

	Modern MFG	Integrated
	Services, Inc.	Platforms	Combined
Operations:
September 30, 2001
Income	$-	$-	$-
Operating Expenses	66,592	-	66,592
Net Loss	(66,592)	-	(66,592)

September 30, 2002
Income	$ -	$ 26,519	$ 26,519
Operating Expenses	76,440	78,498	154,938
Research and development	-	68,672	68,672
Interest expense	333	31,542	31,875
	76,773	178,712	255,485
Net Loss	$ (76,773)	$ (152,193)	$ (228,966)

Balance Sheet
September 30, 2002
Current assets
Cash and cash equivalents		$8,380	$165
Accounts receivable		-	-
Other current assets		7,500	5,045
Total current assets		15,880	31,729

Property and equipment		202	600,000
Other assets		705	1,891,029

Total assets		$ 16,787	$ 2,522,758

Liabilities
Current liabilities		1,194,194	102,674
Note payable		-	610,097
Obligations under capital lease		-	525,870
		1,194,194	1,238,641
Stockholders' equity (deficit)		$ (1,177,407)	$ 1,248,117

Modern MFG Services, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Results of Operations

The analysis as herein provided pertain to Modern Mfg Services, Inc. (formerly MPEG Supersite, Inc.) and its wholly owned subsidiary Modern Mfg Services, Inc. (a Washington corporation) combined results of their operations during the reporting periods.

For the three months ended September 30, 2001 and 2002

During the three month period ended September 30, 2001, the Company still had no revenue and incurred operating expenses of $66,592 of which $51,000 related to the costs incurred in the acquisition of its the Company’s wholly owned subsidiary, Modern Mfg. Services, Inc. The remaining $15,592 pertain to the general operating overhead.

During the three month period ended September 30, 2002, the Company did not generate any revenue and had operating expenses of $76,440 which consisted of general operating overhead including accrued officers’ compensation of $36,000 and consulting expenses of $11,448.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2001 was reduced by $3,190, which was used in the Company’s operations. Of the remaining operating expenses for the three-month period ending September 30, 2001 of $63,402, $55.000 was paid through the issuance of 420,000 shares of the Company’s common stock, and $8,402 relate to amounts due to Key Manufacturing for the Company’s allocated share of rent and related overhead and direct expenses of the Company which were paid by Key its behalf.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the first quarter of 2002, the Company issued a total of 4,627,350 shares of its common stock, of which 627,275 were sold through private offerings from which the Company received a total of $110,000. And 4,000,075 shares were issued in connection with the acquisition of Integrated Maritime Platforms International, Inc. The shares issued in the acquisition were valued at the share’s quoted price of $.28.

From October 1, 2002 through November 14, 2002, the Company issued 1,686,000 shares of its common stock of which 1,000,000 were issued in cancellation of $150,000 of indebtedness, 676,000 were issued to various consultants for services, and 10,000 shares were issued in exchange for equipment valued at $5,000.

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

Date: November 27, 2002