Form 10QSB
period 2003-03-07
MODERN MFG SERVICES INC
filed 2003-03-10
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from            to
                                                   -----------    -----------

                                    001-15337
                            ------------------------
                            (Commission file number)

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

                      6605 Two Hundred Second Southwest St.
                            Lynwood, Washington 98036
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (425) 315-1772
                           ---------------------------
                           (Issuer's telephone number)

                          4462 Russell Road, Suite 102
                           Mukilteo, Washington 98275
                -------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

[X]  Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


The number of shares outstanding of each of the issuer's classes of common equity: as of March 6, 2003 - 20,045,872 shares of common stock


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            Modern MFG Services, Inc.


                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet                                        3

           Consolidated Statements of Operations                             4
              Quarter Ended December 31, 2002 and 2001

           Consolidated Statements of Cash Flows                             5
              Quarter Ended December 31, 2002 and 2001

           Notes to Financial Statements                                     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                           10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                13

Item 2.    Change in Securities and Use of Proceeds                         13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Modern MFG Services, Inc.
CONCOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                              December 31, 2002
                                                             -------------------
                                                                 (Unaudited)
Assets
       Current Assets
         Accounts receivable                                 $           43,539
         Receivable from others                                           7,395
         Prepaid expenses                                                 7,500
                                                             -------------------
           Total current assets                                          58,434
                                                             -------------------

       Property and Equipment
         Marine vessel held under capital lease                               -
         Office equipment                                                 5,227
                                                             -------------------
                                                                          5,227
         Less accumulated depreciation                                     (210)
                                                             -------------------
                                                                          5,017
       Other Assets
         Security deposits                                                  705
         Intangible assets
           Goodwill                                                     550,754
           Other                                                        477,442
                                                             -------------------
                                                                      1,028,901

         Total assets                                        $        1,092,352
                                                             ===================

Liabilities and Stockholders' Equity

       Current Liabilities
         Cash overdraft                                      $              875
         Accounts payable                                               316,179
         Accrued expenses                                               251,931
         Payable to others                                               31,720
         Payable to related parties                                     658,884
         Current maturities of long-term debt                            87,693
                                                             -------------------

           Total current liabilities                         $        1,347,282

       Long-term debt                                                   530,522
                                                             -------------------

           Total liabilities                                          1,877,804
                                                             -------------------

       Stockholders' (Deficit)

       Common Stock, par value $.001 per share,
       authorized 100,000,000 issued and outstanding
       20,055,872 shares as of December 31, 2002                         20,056
       Additional paid-in capital                                     1,810,779
       Retained deficit                                              (2,616,287)
                                                             -------------------

              Total stockholders' deficit                              (785,452)
                                                             -------------------

              Total liabilities and stockholders' deficit    $        1,092,352
                                                             ===================



    The accompanying notes are an integral part of the financial statements.

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                 Six Months Ended                    Three Months Ended
                                                                   December 31,                         December 31,
                                                              2002              2001               2002              2001
                                                          -------------    -------------       -------------    -----------
                                                           (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Revenue                                                   $     60,391     $          -        $     60,391     $        -
                                                          -------------    -------------       -------------    -----------

Operating expenses
   General and administrative expenses                        (486,064)         (73,698)           (409,624)        (7,107)
   Research and development                                    (77,452)               -             (77,452)             -
   Loss on impairment of goodwill                             (750,000)               -            (750,000)             -
                                                          -------------    -------------       -------------    -----------
                                                            (1,303,881)         (73,698)         (1,227,441)        (7,107)
                                                          -------------    -------------       -------------    -----------
Other Expenses
   Loss on repossession of marine vessel
    held under capital lease                                   (27,155)               -             (27,155)             -
    Interest expense                                           (51,670)               -             (51,337)             -
                                                          -------------    -------------       -------------    -----------
                                                               (78,825)               -          (1,245,542)        (7,107)
                                                          -------------    -------------       -------------    -----------

    Net Loss                                              $ (1,322,315)    $    (73,698)       $ (1,245,875)    $   (7,107)
                                                          =============    =============       =============    ===========



Basic loss per share                                      $      (0.08)    $      (0.01)       $      (0.06)    $    (0.00)
                                                          =============    =============       =============    ===========

Weighted average common shares outstanding                  16,666,679       12,930,447          19,362,133      13,257,648
                                                          =============    =============       =============    ===========




 The accompanying notes are an integral part of the financial statements.

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                       For the Six Months Ended
                                                                             December 31,
                                                                       2002                  2001
                                                                  -------------         -------------
                                                                    (Unaudited)          (Unaudited)
Cash Flows from Operating Activities

     Net loss                                                     $ (1,322,315)         $    (73,698)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Common stock issued for services                                198,380                55,500
       Loss on repossession of marine vessel                            27,155
       Chargeoff due to impairment of goodwill                         750,000
       Depreciation and amortization expense                            46,762                     -
       (Increase) decrease in assets
        (Increase) decrease in accounts receivables                    (17,019)                    -
        (Increase) decrease in deposits and other assets                (8,205)                    -
        (Increase) in capitalized software development costs                                 (36,000)
       Increase (Decrease) in Liabilities
        Increase in accounts payable and accrued expenses              140,320                 2,278
        Increase in accrued compensation due officers                   72,900                44,401
        Increase in indebtedness                                        10,342                     -
                                                                  -------------         -------------

        Net cash used in operating activities                         (101,680)               (7,519)
                                                                  -------------         -------------

Cash Flows from Investing Activities
       Cash used in acquisition of Integrated Maritime Platforms
        International, Inc.                                           (127,000)                    -
                                                                  -------------         -------------

       Net cash provided (used) in investing activities               (127,000)                    -
                                                                  -------------         -------------

Cash Flows from Financing Activities
       Proceeds from private offerings                                 110,000                     -
       Costs incurred in private offerings                              (3,480)                    -
       Amounts received from related parties                            53,272                13,000
       Repayments to related party                                      (9,500)
       Loans from unrelated third party                                 97,892                     -
       Reduction in capital lease obligation                           (20,780)
       Cash received in reverse acquisition with
       Integrated Maritime Platforms International                         165                     -
       Loans to others                                                  (2,350)                    -
                                                                  -------------         -------------

       Net cash provided by financing activities                       225,219                13,000
                                                                  -------------         -------------

       Net Increase (Decrease) in Cash and Cash Equivalents             (3,461)                5,481

       Cash and cash equivalents - beginning of period                   3,461                 5,174
                                                                  ------------          -------------

       Cash and cash equivalents - end of period                  $          -          $     10,655
                                                                  =============         =============

Modern MFG Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Cash Paid For:

       Interest Expense                      $      9,636          $          -
                                             ============          ============
       Income Taxes                          $          -          $          -
                                             ============          ============

Non-cash financing and investing information:

       On September 30, 2002, the Company acquired all of the outstanding shares of common stock of Integrated Maritime Platforms, International Inc. ("Integrated") in exchange for issuing 4,000,075 shares of its common stock and $127,000 which was used in Integrated's operations. See Note 2 to the financial statements.

       In October 2002, the Company issued 10,000 shares of its common stock in exchange for equipment valued at $5,000.

       In November 2002, a shareholder of the Company cancelled $150,000 of indebtedness due him in exchange for 1,000,000 shares of the Company's common stock.



















    The accompanying notes are an integral part of the financial statements.

                            Modern MFG Services, Inc.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and
         Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Modern MFG Services, Inc. (the "Company") Form 10-KSB for the year ended June 30, 2002, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

         The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

Note 2.  Acquisition of Integrated Maritime Platforms International, Inc.

          On September 30, 2002, the Company acquired all of the outstanding stock of Integrated Maritime Platforms International, Inc,. ("Integrated") a corporation formed in Washington in a business combination accounted for as a purchase. Integrated with three other manufacturers is developing an unmanned surface vessel for the United States Navy. In exchange for receiving all of the outstanding stock of Integrated, the Company issued to the shareholders of Integrated 4,000,075 shares of its common stock and provided $127,000 to Integrated. The accompanying financial statements include the consolidated results of the combined companies as of the acquisition date.

          Summarized results of operations for the six months ended December 31, 2001 and 2002 for the separate companies follows:

                                                         Modern MFG       Integrated
                                                       Services, Inc.      Platforms        Combined
                                                       --------------    -------------    --------------
         Operations:

           December 31, 2001
              Income                                   $           -     $          -     $           -
              Operating Expenses                             (73,698)          (8,558)          (82,256)
                                                       --------------    -------------    --------------

              Net Loss                                       (73,698)          (8,558)          (82,256)
                                                       ==============    =============    ==============

           December 31, 2002
              Income                                   $           -     $     86,910    $      86,910
                                                       --------------    -------------    --------------

              Operating Expenses                             340,691          200,225           540,916
              Research and development                             -          170,686           170,686
              Impairment loss on goodwill                          -          750,000           750,000
              Loss on repossession of marine vessel                -           27,155            27,155
              Interest expense                                12,500           67,407            82,771
                                                       --------------    -------------    --------------

                                                            (353,191)      (1,215,473)       (1,568,664)
                                                       --------------    -------------    --------------

              Net Loss                                 $    (353,191)    $ (1,128,563)    $  (1,481,754)
                                                       ==============    =============    ==============

                            Modern MFG Services, Inc.
                          NOTES TO FINANCIAL STATEMENTS

Note 3. Intangible Assets

             As part of the purchase of Integrated Platform, the Company acquired intangibles assets of $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The goodwill is not amortized. The price of the contract is being amortized over the five year term of the contract. Amortization expense for the six months ended December 31, 2002 totaled $25,128

             Estimated amortization expense for the remaining life of the contract is as follows:

                           2004             $100,514
                           2005             $100,514
                           2006             $100,514
                           2007             $100,514
                           2008             $ 75,386

             Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the quarter ended December 31, 2002, the Company determined the carrying amount of net assets acquired in the purchase of Integrated Maritime exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the quarter ended December 31, 2002.

Note 4. Debt

a. During the first quarter of 2003, the Company borrowed $50,000 from a third party.. The loan is evidenced by a promissory note and matured on November 22, 2002, when $62,500 became fully due and payable. The loan is convertible into common shares of the Company at a rate of $.20 per share issued for a potential issuance of 312,500 shares.. In connection with the loan, the Company is required to issue 37,500 shares of its common stock. The Company issued these shares in January 2003. The Company has not been able to make any payments on the loan and the loan is in default.

b. In the purchase of Integrated Maritime, the Company acquired a marine vessel under a capital lease. Both the asset and the lease obligation were recorded at $600,000, the present value of the minimum lease payments during the lease term. The lease was payable over 5 years in monthly installments of $15,208.

              The Company failed to meet its obligation under the terms of the lease and the vessel was repossessed. The Company recognized a loss on the repossession of $27,155 during the quarter ended December 31, 2002.

                            Modern MFG Services, Inc.
                          NOTES TO FINANCIAL STATEMENTS

c. Also in the purchase of Integrated Maritime, the Company assumed an obligation evidenced by a promissory note that Integrated owed on the purchase of its contract to develop the Unmanned Surface Vehicle. Under the terms of the obligation, total payments can not exceed $750,000 and the note matures on April 25, 2005. Upon the maturity of the note, any remaining amounts due under the note are forgiven. However, during the term of the Note, the Company is required to pay the holder 20% of all amounts raised and from the profit received under the contract.

              The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the quarter ended December 31, 2002 totaling $13,722.

d. During the quarter ended December 31, 2002, the Company borrowed $25,193 from a third party. The loan is secured by accounts receivable and is non-interest bearing. The loan must be paid when the Company receives payment on the respective secured invoices.

e. During the quarter ended December 31, 2002, the Company borrowed from consultants and others amounts totaling $22,700. These loans are unsecured, non-interest bearing and due upon demand.

Note 5. Transactions with Officers and Affiliates

a. During the six months ended December 31, 2002, Management of Integrated Maritime has made advances to Company totaling $53,271. The advances are unsecured and due upon demand.

b. During the six months ended 2002, accrued compensation attributed to services rendered by the Company's president amounted to $ $39,000. The total balance due him from the Company as of December 31, 2002 amounts to $234,240.

c. Accrued compensation for services rendered by the Company's secretary for the six months ended December 31, 2002 amounted to $33,000. As of December 31, 2002, the total amount owed to the Company's secretary amounted to $ 195,570.

d. During November 2002, a shareholder of the Company cancelled $150,000 of indebtedness due him by the Company in exchange for 1,000,000 shares of the Company's common stock. The balance due him after the conversion totals $109,145.

                                                       Modern MFG Services, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Results of Operations
---------------------

The analysis as herein provided pertain to the Company's and its wholly owned subsidiary's combined results of their operations as if the two Companies were merged through out the reporting periods.

For the three months ended December 31, 2001 and 2002
------------------------------------------------------

During the three month period ended December 31, 2001, the Modern Mfg Services had no revenue and incurred operating expenses of $7,107, which consisted of general operating overhead. During the same period, Integrated Maritime also had no revenue and had operating expenses of $2,658, which consisted of general operating overhead.

During the three month period ended December 31, 2002, Modern Mfg Services had general and administrative expenses totaling $340,,250, which consisted primarily of consulting fees that totaled $208,279. Of this amount, $194,880 was paid through the issuance of 676,000 shares of the Company's common stock. Of the remaining $55,971, $36,000 was incurred for accrued compensation due management, and $17,787 relating to professional fees. Modern also had interest expense of $12,167 relating to a $50,000 loan which is now in default.

During the three month period ended December 31, 2002, Integrated Maritime had revenue of $60,390 from its contract with the U.S Navy. It incurred $135,737 in general and administrative expenses, $77,452 in research and development costs, interest expense of $39,171, an impairment loss of goodwill amounting to $750,00, and a loss from the repossession of a marine vessel totaling $27,154.

General and administrative expenses of $145,373 consisted primarily of depreciation and amortization expenses of $46,557, salaries of $42,807, and consulting of $30,192. The remaining balance of $25,817 consisted of general office overhead.

For the six months ended December 31, 2001 and 2002
----------------------------------------------------

During the six month period ended December 31, 2001, the Modern Mfg Services had no revenue and incurred operating expenses of $73,698, which primarily consisted of consisted of primarily of professional fees of $50,000 that was paid through the issuance of 410,000 shares of the Company's common stock. The remaining balance of $23,698 related to general operating overhead. During the same period, Integrated Maritime also had no revenue and had operating expenses of $8,558, which consisted of general operating overhead.

During the six month period ended December 31, 2002, Modern Mfg Services had general and administrative expenses totaling $340,691, which consisted primarily of consulting fees that totaled $208,279. Of this amount, $194,880 was paid through the issuance of 676,000 shares of the Company's common stock. Of the remaining $55,971, $72,000 was incurred for accrued compensation due management, and $26,565 relating to professional fees. Modern also had interest expense of $12,500 all relating to a $50,000 loan which is now in default.

 During the six month period ended December 31, 2002, Integrated Maritime had revenue of $86,910 from its contract with the U.S Navy. It incurred $200,225 in general and administrative expenses, $170,686 in research and development costs, interest expense of $67,407, an impairment loss of goodwill amounting to $750,00, and a loss from the repossession of a marine vessel totaling $27,154.

General and administrative expenses of $200,225 consisted primarily of depreciation and amortization expenses of $85,971, salaries of $49,886, consulting of $30,192, travel expenses of $15,191. The remaining balance of $18,985 consisted of general office overhead.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of December 31, 2001

Cash and cash equivalents as of December 31, 2001 was increased by $5,481. The source of proceeds received by the Company during these six months consisted of a $13,000 advance from a related party and $175 payment from a customer for future services. Of the amount received, $7,694 was used in operations.

Cash and cash equivalents as of December 31, 2002, was decreased by $3,461 Cash received during this six month period included $110,000 from the sale of 627,275 shares of the Company common stock, $50,000 from an investor in exchange for a convertible note, $53,272 from the operations manager of Integrated Maritime, $25,192 from a the loan secured by accounts receivable and a $22,700 from loans from other third parties. . Of the $261,164 received, $101,680 was used in operations, $127,000 was used in the purchase of Integrated Maritime, $3,480 was incurred in the private offerings and $9,500 was repaid to a related party.

Management Plan of Operations General Plan of Operation
-------------------------------------------------------

The company has historically and continues to rely on equity and debt financing to sustain operations. No significant revenue sources have been established and the company has incurred substantial debt. The company has secured exclusive worldwide rights from Biological Defense Corporation, Inc to manufacture, distribute, market and sell certain equipment producing electromagnetic fields capable of sterilizing various strains of microorganisms. These products are unproven to date and are under development and testing. The company has recently acquired as a subsidiary, Integrated Maritime Platforms International, Inc. ("Integrated Maritime"). Integrated Maritime is currently developing for construction an Unmanned Surface Vehicle Prototype. The company has committed to provide funding in the amount of $1,500,000 to be used in the fulfillment of a contract with the United States government related to the development and construction an Unmanned Surface Vehicle Prototype. However, this is a fixed fee contract and although it is expected that the revenue from the contract will meet monthly expenses, there will not be excess funds to be used in the development of other projects. The inability of the Company to raise sufficient capital has caused difficulty it meeting obligations on a current basis. The Company is currently in default on a $50,000 Note which was due in November 2002. It also had a marine vessel which it planned to utilize in other projects repossessed due to its inability to make payments on the underlying lease in a timely manner. The repossession of the vessel will have no impact on the Company's development under its Navy contract, but will have a significant impact on other projects that the Company had planned. The repossession has decreased the Company's monthly overhead by the $15,208 lease payment.

The company is attempting to raise additional capital to develop these projects and establish revenues for continued operations. The source and terms of this capital have not yet been determined at this time and may involve equity or debt financing.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors we have identified four accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition. We recognize revenue from our government contract at the time the services are rendered We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

The second critical accounting policy relates to intangible assets. Our intangible assets consist of goodwill and the purchase of the Navy contract.. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", only intangible assets with definite lives are amortized. We subject our non-amortized intangible assets to annual impairment testing.

The third critical accounting policy relates to research and development. Costs incurred in the development of the surface unmanned vessel are expensed as incurred

                                                      Modern MFG Services, Inc.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities and Use of Proceeds
         During the six months ended December 31, 2002, the Company issued a total of 6,323,350 shares of its common stock, of which 627,275 were sold through private offerings from which the Company received a total of $110,000. 4,000,075 shares were issued in connection with the acquisition of Integrated Maritime Platforms International, Inc. The shares issued in the acquisition were valued at the share's quoted price of $.28. 1,000,000 were issued in cancellation of $150,000 of indebtedness, and 676,000 were issued to various consultants for services valued at $194,880.10,000 shares were issued in exchange of equipment valued at $5,000. And 10,000 shares were issued for legal services valued at $3,500.

         During the period from January 1, 2003, through March 7, 2003, the Company issued 197,500 of which 37,500 were issued in connection with a $50,000 loan, 150,000 shares were issued for consulting services, and 10,000 shares were issued for legal services.

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

         Reports on Form 8-K
         -------------------

         None during the reporting period of this filing..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Modern MFG Services, Inc.

                            By:  /s/ Roger Janssen, President
                                 ----------------------------
                                     Roger Janssen, President

                            By: /s/ Terry Burke, CFO
                                ----------------------------------------
                                    Terry Burke, Chief Financial Officer

Date:  March 7, 2003