Form 10QSB
period 2003-03-31
MODERN MFG SERVICES INC
filed 2003-05-22
CIK 1030984

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003


                                   001-15337
                              --------------------
                            Commission file number)
                               Radix Marine, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)
                  Nevada                                  84-0503585
          ---------------------------                     --------------
          (State or other jurisdiction                    (IRS Employer
          of incorporation or organization)               Identification No.)

                         9119 Ridgetop Blvd., Suite 260
                          Silverdale, Washington 98383
       -----------------------------------------------------------------
                    (Address of principal executive offices)
                                 (360) 692-6446
                          -----------------------------
                          (Issuer's telephone number)

                           Modern MFG Services, Inc.
                     6605 Two Hundred Second Southwest St.
                           Lynnwood, Washington 98036
               -------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report)

[X]     Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months
        (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity: as of March 31, 2003 - 25,398,797 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                               Radix Marine, Inc.
                                     Index

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Balance Sheet                                                                            4

                Statements of Operations                                                                 6
                        Quarter Ended March 31, 2003 and 2002

                Statements of Cash Flows                                                                 7
                        Quarter Ended March 31, 2003 and 2002

                Notes to Financial Statements                                                           10

Item 2.         Management's Discussion and Analysis of Financial Condition
                And Plan of Operations                                                                  13

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                       14

Item 2.         Change in Securities and Use of Proceeds                                                14

Item 3.         Defaults Upon Senior Securities                                                         14

Item 4.         Submission of Matters to a Vote of Security Holders                                     14

Item 5.         Other Information                                                                       14

Item 6.         Exhibits and Reports on Form 8-K                                                        14

SIGNATURES                                                                                              14


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Radix Marine, Inc.
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                March 31, 2003
                                                                --------------
                                                                  (Unaudited)
Assets

Other Assets

        Security deposits                                       $       705
        Other assets                                                    222
                                                                -----------



     Total assets                                               $       927
                                                                ===========

Radix Marine, Inc.
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                March 31, 2003
                                                                --------------
                                                                  (Unaudited)
Liabilities and Stockholders' Deficit

Current Liabilities
     Cash overdraft                                             $    27,964
     Accounts payable                                               393,430
     Accrued expenses                                               212,500
     Payable to others                                              272,148
     Payable to related parties                                     548,801
                                                                --------------

Total current liabilities                                         1,454,843

Contingencies

Stockholders'Deficit
Common Stock, par value $.001 per share,
100,000,000 shares authorized; 25,398,797
   shares issued and outstanding                                     25,399
   Additional paid-in capital                                       792,858
   Accumulated deficit                                           (2,272,173)
                                                                ---------------
Total stockholders' deficit                                      (1,453,916)
                                                                ---------------

          Total liabilities and stockholders' deficit           $       927
                                                                ===============



The accompanying notes are an integral part of the financial statements.

Radix Marine, Inc.
STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                           Nine Months Ended        Three Months Ended
                                                               March 31,                 March 31,
                                                2003           2002                 2003            2002
                                             ---------       --------             --------        --------
                                            (Unaudited)      (Unaudited)         (Unaudited)   (Unaudited)

Operating expenses
   General and administrative expenses         978,201          101,595             104,463          6,960
                                          -------------    -------------       -------------    -----------
                                               978,201          101,595             104,463          6,960
                                          -------------    -------------       -------------    -----------

    Net Loss                              $   (978,201)    $   (101,595)       $   (104,463)    $   (6,960)
                                          =============    =============       =============    ===========


Basic and diluted loss per share          $      (0.05)    $      (0.01)       $      (0.01)    $    (0.00)
                                         =============     =============       =============    ===========

Weighted average common shares outstanding   18,165,086     11,516,000           15,854,833      11,516,000
                                           =============    =============      =============    ===========

The accompanying notes are an integral part of the financial statements.

Radix Marine, Inc.
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------



                                                                       For the Nine Months Ended
                                                                               March 31,
                                                                       2003                  2002
                                                                  -------------         -------------
                                                                    (Unaudited)          (Unaudited)
Cash Flows from Operating Activities

        Net loss                                                    $ ( 978,201)        $   (101,595)
        Adjustments to reconcile net loss to
                net cash provided by operating activities:
                Common stock issued for services                        392,130               59,250
                Common stock issued for equipment                         5,000                    -
        Increase) decrease in assets
        (Increase) decrease in security deposits                           (705)                   -
        (Increase) in capitalized software development costs                  -              (36,000)
        Increase (Decrease) in Liabilities
        Increase in accounts payable and accrued expenses               248,996               11,433
        Increase in bank overdraft                                       27,964               53,785
        Increase in due to related parties                              131,142                    -
                                                                  -------------         -------------

        Net cash used in operating activities                          (173,674)             (13,127)
                                                                  -------------         -------------

Cash Flows from Investing Activities
        Acquisition of Equipment                                              -               (6,175)

                                                                  -------------         -------------

       Net cash provided (used) in investing activities                       -               (6,175)
                                                                  -------------         -------------

Cash Flows from Financing Activities
        Advances from Related Parties                                        -                14,500
       Proceeds from private offerings                                 170,213                     -

                                                                  -------------         -------------

       Net cash provided by financing activities                       170,213                14,500
                                                                  -------------         -------------

       Net Increase (Decrease) in Cash and Cash Equivalents             (3,461)               (4,802)

       Cash and cash equivalents - beginning of period                   3,461                 5,174
                                                                  ------------          -------------

       Cash and cash equivalents - end of period                  $          -          $        372
                                                                  =============         =============

Radix Marine, Inc.
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

Cash Paid For:

       Interest Expense                      $                   $          -
                                             ============          ============
       Income Taxes                          $          -          $          -
                                             ============          ============

Non-cash financing and investing information:

        In January of 2003, a shareholder of the Company cancelled $3,750 of indebtedness due him in exchange for 37,500 shares of the Company's common stock.

        In January of 2003, a shareholder of the Company cancelled $12,500 of indebtedness due him in exchange for 50,000 shares of the Company's common stock.

        In January of 2003, a shareholder of the Company cancelled $25,000 of indebtedness due him in exchanged for 100,000 shares of the Company's common stock.

        In January of 2003, a shareholder of the Company cancelled $2,500 of indebtedness due him in exchange for 10,000 shares of the Company's stock.

        The accompanying notes are an integral part of the financial statements.

Radix Marine, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

        The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Radix Marine, Inc. (the "Company") Form 10-KSB for the year ended June 30, 2002, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

        The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

Note 2.  Acquisition of Integrated Maritime Platforms International, Inc.

        Effective April 4, 2003, the Company acquired all of the outstanding stock of Integrated Maritime Platforms International, Inc., a corporation formed in Washington, in a business combination accounted for as a purchase. Integrated Maritime, with two other manufacturers, is developing an unmanned surface vessel for the United States Navy. In exchange for receiving all of the outstanding stock of Integrated, the Company issued to the shareholders of Integrated 4,005,075 shares of its common stock and provided $127,000 to Integrated. At March 31, 2003, the Company had issued the 4,005,075 shares of common stock; however, ownership of the shares did not pass to the shareholders of Integrated until the acquisition closed. Therefore, the shares are excluded from the number of shares issued and outstanding at March 31, 2003.

The fair value of assets acquired and liabilities assumed is summarized as follows:

                Property and Equipment                      $      4,392
                Prepaid Expenses                                  15,215
                Goodwill                                       1,301,726
                Other Assets                                     152,495
                Notes Payable                                   (703,401)
                Accounts Payable and Accrued Expenses           (104,056)
                Other Liabilities                               (146,361)
                                                            ------------
                Purchase Price:                             $    520,010
                                                            ============

Summarized pro forma results of operations for the nine months ended March 31, 2002 and 2003 are presented below to show the affect of the acquisition as if it had occurred as of the beginning of the period presented:

                                                                Radix             Integrated
                                                                Marine, Inc.      Platforms        Combined
                                                                --------------    -------------    --------------
Operations:
        March 31, 2002

                Operating Expenses                              $     (101,595)   $     (19,078)   $    (120,673)
                                                                --------------    -------------    --------------

                Net Loss                                              (101,595)         (19,078)        (120,673)
                                                                ==============    =============    ==============

Basic and diluted Loss Per Share                                $        (0.01)   $      (0.05)
                                                                ==============    =============
Weighted average common shares outstanding                          13,258,485          400,000
                                                                ==============    =============

        March 31, 2003
        Income                                                  $            -    $     106,526    $     106,526
                                                                --------------    -------------    -------------

        Operating Expenses                                             978,201          243,016        1,221,217
        Research and development                                             -           77,452           77,452
        Interest expense                                                     -           66,307           66,307
                                                                --------------   --------------    -------------
                                                                      (978,201)      (1,163,930)      (1,364,976)
                                                                --------------   --------------    -------------

        Net Loss                                                $    (978,201)   $     (280,249)   $  (1,258,450)
                                                                ==============   ==============    =============

Basic and diluted Loss Per Share                                $       (0.05)   $        (0.70)
                                                                ==============   ==============
Weighted average common shares outstanding                         18,165,086           400,000
                                                                ==============   ==============

Radix Marine, Inc.
NOTES TO FINANCIAL STATEMENTS


Note 3. Debt

a. During the quarter which ended September 30, 2002, the Company borrowed $50,000 from a third party. The loan is evidenced by a promissory note and matured on November 22, 2002, when $62,500 became fully due and payable. The loan is convertible into common shares of the Company at a rate of $.20 per share for a potential issuance of 312,500 shares. In connection with the loan, the Company is required to issue 37,500 shares of its common stock. The Company issued these shares in January 2003. The Company has not been able to make any payments on the loan and the loan is in default.

        The note includes the option to convert the debt to common shares at a price of USD $0.20. In addition, the note includes the option to purchase additional shares at a price of USD $0.20 for every share converted to retire the debt.

b. During the quarter ended March 31, 2003, the Company borrowed $45,000 from a third party. The loan is secured by accounts receivable and is non-interest bearing. The loan must be paid when the Company receives payment on the respective secured invoices.

c. During the quarter ended March 31, 2003, the Company borrowed from consultants and others amounts totaling $20,000. These loans are unsecured, interest bearing at a rate of 5%, and convertible to common shares of Company stock at a price per share of fifty percent of the twenty day trailing average closing price of the common stock.

Note 4. Transactions with Officers and Affiliates

a. During the nine months ended March 31, 2003, accrued compensation attributed to services rendered by the Company's former president and current Board Member amounted to $39,000. The total balance due him from the Company as of March 31, 2003 amounts to $234,240.

b. Accrued compensation for services rendered by the Company's former secretary for the nine months ended March 31, 2003 amounted to $33,000. As of March 31, 2003, the total amount owed to the Company's secretary amounted to $ 195,570.

c. During November 2002, a shareholder of the Company cancelled $150,000 of indebtedness due him by the Company in exchange for 1,000,000 shares of the Company's common stock. The balance due him after the conversion totals $109,145.

Note 5.  Contingencies

On May 20, the Company received a copy of a claim of Certificate of Default Judgement against the Company in the amount of $9,848. The claim is currently under investigation by the Company.

Note 6.  Subsequent Events

        During the period from April 1, 2003, through April 21, 2003, the Company issued 2,074,928 shares of which 1,274,928 were sold through private offerings from which the Company received a total of $36,197.67 and 800,000 shares were issued for consulting services valued at $88,000.

        On May 6, 2003, the Company cancelled Certificate No 20022 representing one million eight hundred eighty-seven thousand five hundred (1,887,500) shares of the Company and Certificate No 20018 representing five million, six hundred twelve thousand, five hundred (5,612,500) shares of the Company in exchange for the transfer to Roger Janssen and Terry Burke of that certain licensed technology granted to the Company by Biological Defense Corporation, Inc., pursuant to that certain license agreement dated February 6, 2002, as amended. New certificates in the amounts of 387,500 and 3,612,500 will be issued to Terry Burke and Roger Janssen, respectively.

Radix Marine, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Results of Operations
---------------------

For the three months ended March 31, 2002 and 2003
------------------------------------------------------

During the three month period ended March 31, 2002, the Company had no revenue and incurred operating expenses of $6,960, which consisted of general operating overhead.

During the three month period ended March 31, 2003, the Company had general and administrative expenses totaling $104,463, which consisted primarily of consulting fees that totaled $40,000. Of this amount, $40,000 was paid through the issuance of 160,000 shares of the Company's common stock. Of the remaining $64,463, $11,581 was incurred for professional fees, and the remaining relating to miscellaneous.

For the nine months ended March 31, 2002 and 2003
----------------------------------------------------

During the nine month period ended March 31, 2002, the Company had no revenue and incurred operating expenses of $75,417.

During the nine month period ended March 31, 2003, the Company had general and administrative expenses totaling $978,201, which consisted primarily of consulting fees that totaled $248,279. Of this amount, $234,880 was paid through the issuance of 836,000 shares of the Company's common stock. Of the remaining $729,922, $118,142 was incurred for accrued compensation due management, and $38,146 relating to professional fees.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of March 31, 2002

Cash and cash equivalents as of March 31, 2002 was increased by $5,728. The Company used $75,417 in its operations, and decreased accounts receivable by $81,145.

Cash and cash equivalents as of March 31, 2003, were decreased by $3,461. Cash received during this six month period included $52,713 from the sale of 1,645,500 shares of the Company common stock, and $20,000 from an investor in exchange for a convertible note.

Management`s Plan of Operations
-------------------------------

The Company has historically and continues to rely on equity and debt financing to sustain operations. No significant revenue sources have been established and the Company has incurred substantial debt. The Company has recently acquired as a subsidiary, Integrated. Integrated is currently developing for construction an Unmanned Surface Vehicle Prototype. The Company has committed to provide funding in the amount of $1,500,000 to be used in the fulfillment of a contract with the United States government related to the development and construction an Unmanned Surface Vehicle Prototype. However, this is a fixed fee contract and although it is expected that the revenue from the contract will meet monthly expenses, there will not be excess funds to be used in the development of other projects. The inability of the Company to raise sufficient capital has caused difficulty it meeting obligations on a current basis.

The Company is attempting to raise additional capital to develop these projects and establish revenues for continued operations. The source and terms of this capital have not yet been determined at this time and may involve equity or debt financing.


ITEM 3. CONTROLS AND PROCEDURES

         Based on the evaluation conducted by the Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the Company's disclosure controls and procedures, the CEO and CFO concluded that, as of the evaluation date (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (3) no corrective actions were required to be taken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On May 20, 2003 the Company received a copy of a claim of Certificate of Default Judgement against the Company in the amount of $9,848. The claim is currently under investigation by the Company.

Item 2. Change in Securities and Use of Proceeds

                During the nine months ended March 31, 2003, the Company issued a total of 11,666,275 shares of its common stock, of which 7,500,000 were issued in exchange for services provided to the Company; 2,272,775 were sold through private offerings from which the Company received a total of $162,713.
The shares issued in the acquisition of Integrated were valued at the share's quoted price of $.28. 1,000,000 were issued in cancellation of $150,000 of indebtedness, and 873,500 were issued to various consultants for services valued at $234,880. 10,000 shares were issued in exchange for equipment valued at $5,000. 10,000 shares were issued for legal services valued at $3,500.

        During the period from April 1, 2003, through April 21, 2003, the Company issued 2,074,928 shares of which 1,274,928 were sold through private offerings from which the Company received a total of $36,197.67 and 800,000 shares were issued for consulting services valued at $88,000.

        On May 6, 2003, the Company cancelled Certificate No 20022 representing one million eight hundred eighty-seven thousand five hundred (1,887,500) shares of the Company and Certificate No 20018 representing five million, six hundred twelve thousand, five hundred (5,612,500) shares of the Company in exchange for the transfer to Roger Janssen and Terry Burke of that certain licensed technology granted to the Company by Biological Defense Corporation, Inc., pursuant to that certain license agreement dated February 6, 2002, as amended. New certificates in the amounts of 387,500 and 3,612,500 will be issued to Terry Burke and Roger Janssen, respectively.

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

        In March the Company submitted to a vote of the Shareholders the matters of Amending the Bylaws and Articles of Incorporation, the chief issue being the change of the name of the corporation and associated ticker symbol. The matter was approved by a vote constituting 60% of the shareholders.

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        Radix Marine, Inc. incorporates by reference its Annual Report for the fiscal year ended June 30, 2002, filed October 17, 2002 with the Securities and Exchange Commission, and exhibits filed therewith.

        Radix Marine, Inc. includes herewith the following exhibits:

        Exhibits
        --------
        99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

        Reports on Form 8-K
        -------------------

        Radix Marine, Inc. incorporates by reference its 8-K filed April 18, 2003, file number: 001-15337.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radix Marine, Inc.

By:  /s/ Kathleen Bright
----------------------------
Kathleen Bright, President


By: /s/ Monica Langfeldt
----------------------------------------
Monica Langfeldt, Chief Financial Officer

Date:  May 19, 2003