Form 10KSB
period 2003-06-30
RADIX MARINE INC
filed 2003-10-14
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
        For the fiscal year ended June 30, 2003
                                  -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________

                        Commission file number: 001-15337

                               RADIX MARINE, INC.
                               ------------------
           (Exact name of small business as specified in its charter)

                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
                                 (360) 692-6446
                                 --------------
                      Address of Principal Executive Office

                   Nevada                         84-0503585
         (State of Incorporation)       (IRS Employer Identification #)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X] Check  whether  the  issuer  (1) filed all  reports  require  to be filed by
Section 13 or 15(d) if the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulations SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuers revenues for its most recent fiscal year: $262,670.87

The number of shares outstanding of the Registrant's common stock as of June 30, 2003 was 30,892,266

Transitional Small Business Disclosure Format:  [   ]  YES  [ X ] NO

                                     PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

Radix Marine, Inc. (RDXM), formerly known as Modern MFG Services, Inc., is a corporation that was formed under the laws of the State of Colorado on September 30, 1958. The name was changed from Modern MFG Services, Inc. in March of 2003 to Radix Marine, Inc. in keeping with the company's new focus on the marine industry. Former names under which the corporation has been known by include MPEG Super Site, Inc. and Rocky Mountain Power Company. In August of 2001 the company acquired a corporation formed under the laws of the State of Washington. A migratory merger to Nevada was effected at the time of the acquisition. The current Articles of Incorporation of the Company authorize it to issue 75,000,000 shares of common stock with $.001 per share par value, and 25,000,000 shares of "blank check preferred stock", par value of $.001.

During the year ending June 30, 2003, the Company acquired Integrated Maritime Platforms International, Inc., a Washington Corporation.

RDXM had approximately 585 shareholders and 32,892,266 shares of common stock issued and outstanding as of September 5, 2003.

The RDXM common stock is traded on the NASDAQ Bulletin Board under the symbol RDXM.

The Company has a June 30th fiscal year end.

Prior Business
--------------

The Company was previously organized for the purpose of developing a service organization using modern technology through the internet for machinists, machine shops, and customers, to make contact, bud for jobs and other related matters. The company had been developing its website for commercial use by registered users in the manufacturing industry. In June of 2002, the Company abandoned the project.

In February of 2002, the Company entered into a licensing agreement with Biological Defense Corporation, Inc., securing the rights to manufacture, distribute, market, and sell certain equipment producing electromagnetic fields capable of sterilizing various strains of microorganisms. These products continue to be under development. In February of 2003, the Company disposed of this portion of the business through an agreement executed with the former officers of the corporation.

Current Business Plan
---------------------

In May of 2002, the Company entered into a letter of intent to acquire Integrated Maritime Platforms International, Inc. ("Integrated"). Integrated is currently developing for construction an Unmanned Surface Vehicle Prototype. As a result of the merger, Integrated became a wholly-owned subsidiary of Radix

Marine. Integrated is part of an industry consortium, including Northrop Grumman and Raytheon, which is under contract to the U.S. Navy for the SPARTAN Unmanned Surface Vehicle (USV) Advanced Concept Technical Demonstration (ACTD). The SPARTAN ACTD is a four-year program for development of multi-mission patrol craft. The Company also offers a manned, multi-mission craft called the GB
Challenger series. This craft can be reconfigured to perform a variety of military, safety, security, and environmental marine missions.

It is the Company's intent to develop and market a complete line of manned and unmanned marine craft for the domestic and international market. In addition, the company plans to seek out the acquisition of new business opportunities and/or related technologies which will enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funding to cover legal and accounting expenses, in addition to the general business and operating expenses we incur as a result of maintaining our business. Given our current financial situation, the acquisition and development of the stated marine technologies cannot be achieved without an influx of capital. Sufficient funds cannot be generated from the existing contracts at this time. Any additional funding that we need to acquire a new business opportunity may come through private placements, public offerings and/or bank financing.

Competition
-----------
The Company is faced with significant competition in the marine industry for manned craft. However, recent emphasis on Homeland Security Initiatives, coupled with the Company's unique position on the SPARTAN program, have provided new opportunities for the Company. In addition, the Company faces little competition in the international market, particularly in the Asia-Pacific Region.

Additional Acquisition
----------------------

         In July of 2003, the company signed a Letter of Intent for the partial acquisition of The Radix Ortega Group, a marine and environmental engineering firm based out of Seattle, WA. Radix Ortega currently has contracts with Washington State's Department of Transportation, the Port of Seattle, and the U.S. Navy Engineering Field Activity Northwest. The company's work with the Navy involves environmental assessments for marine facility construction projects at Naval Shipyard Puget Sound in Bremerton, WA. Radix Ortega also has a broad base of existing commercial customers including the Bechtel Corporation, Bank of America, and the Puget Sound Energy

         Under the proposed terms of the acquisition, Radix Marine will acquire up to 40% of Radix Ortega. This partial acquisition preserves Radix Ortega's status as a certified minority business enterprise at both the Federal (under the 8(a) program) and State levels. The company will operate as a separate business unit, with its own rate structure. This approach positions Radix Marine to be more competitive on service contracts, while leaving their other subsidiary Integrated Maritime Platforms International, Inc., to conduct the higher-cost research and development tasks.

Employees
---------

The Company has nine part-time, on call employees, including the officers of the corporation. As the company expands, additional engineering, technical, and management staff will be required.

Subsidiaries
------------

Integrated is a wholly-owned subsidiary of Radix Marine, Inc.

Patents and Trademarks
----------------------

We do not own, either legally or beneficially, any patent or trademark.

Risk Factors
------------

Because we are a development stage company with a limited history of operations, we are subject to certain risks, discussed below. If we are unable to successfully execute our business plan, our business and operating results will suffer. There is no certainty that we will be successful in developing our business described herein, or that our facilities or employees will be capable of satisfactorily carrying out such business. We have limited resources. We are likely to be subject to risks that our management has not anticipated.

We are at an early state of development and our business is difficult to evaluate because we have a limited operating history and our business strategy is evolving, and consequently, our operating results may be uncertain. We are in a development stage and our operations will be subject to all the risks inherent in the establishment of a new business enterprise, including limited capital, implementation of a business plan, uncertain market conditions and the absence of a company operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. There can be no assurances that our plans will either materialize or prove successful or that we will be profitable.

We will need additional financing, and if we cannot secure such financing, there would be substantial doubt as to our ability to continue as a going concern. We will require additional financing to meet our obligations and to pursue our current or future plans for expansion and product development. We expect to incur additional losses over the next twelve (12) months. No assurance can be given that we will be profitable in the future or that our business strategy will be successful. If we should need further financing in the future, there can be no assurance that we will successfully obtain additional financing on favorable terms, or at all. In addition, if issuing equity securities to raise additional funds, further significant dilution to shareholders could result. If sources of acceptable financing are not available, we would be adversely affected.

We face risks  associated  with  acquisition  or  investments  in  complementary businesses.  The  Company  may  acquire  or make  investments  in  complementary businesses, technologies, services or products if appropriate opportunities arise. This acquisition and investment strategy has the following risks: (1) May not be able to identify suitable acquisition or investment candidates at reasonable prices; (2) May not be able to successfully integrate services, products or personnel of any acquisition or investment into the operations; (3) May acquire unknown liabilities in these acquisitions or investments; and (4) Costs associated with these acquisitions, including the amortization of intangible assets, will adversely affect profitability.

The possibility exists that we will be a party to legal proceedings. While we are not subject to any legal proceedings, the potential exists that legal proceedings, if any, brought against us will impact on the company and our operations. We cannot guarantee that we will be held harmless and/or that we will not be the subject of any potential legal proceeding.

We do not have Key Man Life Insurance. We do not have key man life insurance for any of our directors or officers.

ITEM 2.  DESCRIPTION OF PROPERTY

Radix Marine, Inc. is co-located with Integrated in an office space under a month-to-month lease. For the use of this space, the company was charged $15,000 for the year ended June 30, 2003. Radix Marine owns no other properties.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2003, a Consent to Action in Lieu of a Special Meeting of the Stockholders was passed and the following resolutions adopted:

         1. Amendment of the Articles of Incorporation to change the name of the corporation to Radix Marine, Inc. and to change capitalization of the corporation to 75,000,000 shares of Common Stock, par value of $.001 and 25,000,000 shares of "blank check preferred stock", par value of $.001

         2. Amendment of the Bylaws.

         3. Change of Ticker Symbol.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

AS of August 6, 2001, the Company's stock was listed on the NASDAQ Bulleting Board under the symbol "MMFS." As of April 4, 2003, in accordance with a Consent of Action of the Shareholders, the common stock of Radix Marine, Inc. was listed on the NASDAQ Bulleting Board under the symbol "RDXM." The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

         Period Ending:             High Bid         Low Bid

         June 28, 2002              0.65              0.51
         September 30, 2002         0.30              0.28
         December 31, 2002          0.39              0.34
         March 31, 2003             0.15              0.11
         June 30, 2003              0.09              0.08

Holders of Common Stock
-----------------------

RDXM had 32,892,266 shares of common stock issued and outstanding as of September 5, 2003, which were held by approximately 565 shareholders. Approximately 11,500,000 common shares that were issued in the acquisition of Integrated are restricted.

Recent Issuance of Securities
-----------------------------

The acquisition of Integrated provided that 4,005,075 shares of common stock were issued in October 2004 in exchange for all the outstanding shares of Integrated. The merger agreement provided that if the Company was unable to effect funding of $1,500,000 to Integrated within a six month period, additional shares were to be issued to the former shareholders of Integrated. Upon a failure to fund, as part of an overall settlement with the prior officers and directors of the corporation, the shareholders of Integrated and related parties were issued an additional 7,550,000 shares in March of 2003.

From July 1, 2002 through June 30, 2003, the Company issued 3,020,000 shares, pursuant to Form S-8, to the following parties in return for services as follows:

         James Macfarlane             120,000
         Ron Ruskowski                400,000
         Doug Larson                   50,000
         Art Malone                   100,000
         Jeffrey Mackay                20,000

         Doug Furth                   800,000
         Brad Goodspeed               500,000
         Rocky McNabb               1,000,000

From July 1, 2002 through June 30, 2003, the Company has received $110,000 through the issuance of 360,608 shares of its common stock. Sales were to four investors at prices from $0.15 to $0.22 in separate transactions.

From July 1, 2002 through June 30, 2003, the company received $99,635 through issuance of 3,277,928 shares of common stock via a REG S sales. These were restricted securities as that term is defined in paragraph (a) (3) of Rule 144, promulgated pursuant to the Act.

From July 1, 2002 through June 20, 2003, the company issued 1,213,500 shares of common stock to retire debt. These were restricted securities as that term is defined in paragraph (a) (3) of Rule 144, promulgated pursuant to the Act.

From July 1, 2002, through June 30, 2003, the company issued 1,005,966 shares of common stock in exchange for $42,000 received as convertible loans.

In March of 2003, 3,500,000 shares of stock held by prior officers of the corporation were rescinded.

As of September 5, 2003, the company had received $45,000 in outstanding convertible loan agreements where the amounts are convertible at 50% of the twenty day trailing price of common stock.

The company has one outstanding convertible loan agreement dated August 22, 2002 with Health Co. Canada Enterprises, Inc., whereby a three month loan of $50,000 can be repaid in full for $62,500 or converted to common stock at a rate of $0.02 per share for a potential issuance of 312,500 restricted common shares of any combination of cash and common stock.

From July 1, 2003 through September 5, 2003, the Company issued 2,000,000 shares of S8 common stock to The Otto Law Group in exchange for legal services.

Dividend Policy
---------------

RDXM or MMFS has not paid a dividend on its common stock in the past 12 months. The company does not anticipate paying any dividends on its common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

Radix Marine, Inc. underwent a major re-direction during the past year. As Modern MFG Services, the company's focus was on serving as an internet clearing house for contractors and customers in the machine shop industry. With the acquisition of Integrated Maritime Platforms International, Inc., the company's focus changed to the development, production, and integration of high-speed marine craft.

Financial Condition and Results of Operations
---------------------------------------------

The following is a summarized description of the consolidated operations during the past fiscal year. Approximately $252,015 was received as income on services, as compared to $175 in the prior fiscal year. This income was obtained through the subsidiary Integrated Maritime Platforms International, through their contract with the government. The parent company, Radix Marine, had no source of earned income for the year, relying only on financing activities for (stock sales and loans) for cash.

A total of $632,202 was expended on general and administrative expenses, as compared to $265,749 for the year ending June 30, 2002. Of this, the general and administrative expenses of Radix Marine were $339,637, including $232,202 for consulting, $44,673 for legal fees, $36530 for accounting fees, and the rest for general operations. Of the $292,015 of general and administrative expenses attributable to Integrated Maritime, $75,386 was for contract amortization expense, $65,816 was for legal expense, $36,904 was for marketing expense, $26,100 was for payroll expenses, $21,359 was for accounting expense, $21,038 was for subcontractors, and the rest for general operations.

Research and development costs for the year ending June 30, 2003 were $310,449, as opposed to none for the year ending June 30, 2002. All research and development costs were expended by Integrated Maritime in expanding the company's product line.

Total interest expense for the two companies was $102,901 as opposed to $224 for the prior year. Of this, $16,941 was expended by Radix Marine, and $85,960 was expended by Integrated Maritime.

The company received $326,840 in miscellaneous income through forgiveness of debt due to prior corporate officers. Gain on extinguishments of debt for the year ending June 30, 2003 was $177,277. Additional debt in the amount of $759,605 was retired through issuance of common stock. Resultant net loss for the fiscal year ended June 30, 2003 was $1,229,796. Of this a total of $750,000 was attributed to the impairment of goodwill, which was determined to be the excess of fair value of the purchase price of Integrated Maritime. Net loss prior to the impairment of goodwill was $479,796 for the year, compared to a net loss of $564,816 for the prior year

General Plan of Operations
--------------------------

The company has historically and continues to rely on equity and debt financing to sustain operations. A revenue source was established for the first time in the company's history through the acquisition of Integrated Maritime Platforms International. Inc. (Integrated Maritime). Integrated Maritime is currently developing a complete line of manned and unmanned craft for domestic and international sales. A portion of these costs are covered under the company's contract with the U.S. Navy for unmanned surface vehicles. However, additional capital is required to prototype and market the product in order to generate revenues for continued operations.

The company is currently working with several funding sources concurrently for either debt or equity financing, or a combination. These discussions are in the early stages and the terms not sufficiently finalized at this time.

As funds are received through revenues, debt or additional equity financing, management plans to negotiate with creditors to settle prior and outstanding obligations for either a reduced amount or settle the debt through the issuance of the company's stock.

In July of 2003, the company signed a letter of intent with Radix Ortega to acquire a portion of their company. Radix Ortega provides environmental and construction management services, with a focus on the marine industry. The company plans to finalize this acquisition during the second quarter of the fiscal year.

Forward-Looking Statements
--------------------------

Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purpose of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company's unproven product.

This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

ITEM 7.  FINANCIAL STATEMENTS.

                               RADIX MARINE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                                    Contents
                                    --------



                                                                     Page
                                                                     ----

     Independent Auditors' Report                                    F-1

     Balance Sheet                                                   F-2

     Statements of Operations and Accumulated Deficit                F-3

     Statement of Stockholders' Deficit                              F-4

     Statement of Cash Flows                                         F-5

     Notes to Financial Statements                                   F-6

                          Independent Auditors' Report


Board of Directors
Radix Marine, Inc.
Silverdale, Washington

We have audited the accompanying consolidated balance sheet of Radix Marine, Inc. (A Development Stage Company) as of June 30, 2003, and the related consolidated statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' deficit for the two years then ended, and from the Company's inception (February 7, 2000) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radix Marine, Inc. as of June 30, 2003, and the consolidated results of its operations and its consolidated cash flows for the two years then ended, and from the Company's inception (February 7, 2000) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA

Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance. California
October 13, 2003

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
--------------------------------------------------------------------------------

    ASSETS

       CURRENT ASSETS
          Cash                                                     $            145
          Accounts receivable                                                66,757
          Prepaid expenses                                                    2,500
                                                                      --------------
            TOTAL CURRENT ASSETS                                             69,402
                                                                      --------------

       PROPERTY & EQUIPMENT
          Office equipment                                                    5,052
          Less accumulated depreciation                                        (175)
                                                                      --------------
                                                                              4,877
                                                                      --------------

       OTHER ASSETS
          Intangible assets not subject to amortization
            Goodwill                                                        550,704
          Intangible assets subject to amortization
            Other                                                           427,185
                                                                      --------------
                                                                            977,889
                                                                      --------------

            TOTAL ASSETS                                           $      1,052,168
                                                                      ==============



    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       CURRENT LIABILITIES
          Accounts payable                                         $         36,739
          Consulting fees payable                                           144,138
          Legal fees payable                                                 85,732
          Accounting fees payable                                            12,524
          Rent payable                                                       15,000
          Accrued expenses                                                   30,695
          Payable to related parties                                        299,731
          Payable to others                                                 109,148
          Current maturities of long-term debt                               17,662
                                                                      --------------
            TOTAL CURRENT LIABILITIES                                       751,369
                                                                      --------------

          Long-term debt - related party                                    511,595
                                                                      --------------

            TOTAL LIABILITIES                                             1,262,964
                                                                      --------------

       STOCKHOLDERS' (DEFICIT)
          Common stock,  $.001 par value; authorized
            75,000,000 shares; issued and outstanding
            30,892,265 shares as of June 30, 2003                            30,893
          Additional paid-in capital                                      2,351,003
          Deficit accumulated during the development stage               (2,592,692)
                                                                      --------------

            TOTAL STOCKHOLDERS' (DEFICIT)                                  (210,796)
                                                                      --------------

            TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)          $      1,052,168
                                                                      ==============

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      DEFICIT
                                                                                                                    ACCUMULATED
                                                                                                                     DURING THE
                                                                        JUNE 30,                                    DEVELOPMENT
                                                                          2002                    2003                 STAGE
                                                                     ----------------      -------------------    -----------------

      INCOME                                                     $               175  $               252,015 $            252,190
                                                                     ----------------      -------------------    -----------------

      EXPENSES
         General and administrative expenses                                 265,749                  632,202              897,951
         Loss on abandonment of website development                          460,515                        -              460,515
         Loss on impairment of goodwill                                            -                  750,000              750,000
         Research and development                                             15,780                  310,499              326,279
                                                                     ----------------      -------------------    -----------------
                                                                             742,044                1,692,701            2,434,745
                                                                     ----------------      -------------------    -----------------

      OTHER INCOME (EXPENSES)
         Loss on disposal and repossession of assets                               -                  (13,091)             (13,091)
         Interest income                                                           -                       42                   42
         Interest expense                                                       (224)                (102,901)            (103,125)
                                                                     ----------------      -------------------    -----------------
                                                                                (224)                (115,950)            (116,174)
                                                                     ----------------      -------------------    -----------------

         NET LOSS BEFORE EXTRAORDINARY ITEM                                 (742,093)              (1,556,636)          (2,298,729)

      EXTRAORDINARY ITEM
         GAIN ON EXTINGUISHMENTS OF DEBT                                     177,277                  326,840              504,117
                                                                     ----------------      -------------------    -----------------

         NET LOSS                                                $          (564,816) $            (1,229,796)$         (1,794,612)
                                                                     ================      ===================    =================

      PER SHARE DATA

         BASIC LOSS BEFORE EXTRAORDINARY ITEMS                   $             (0.06) $                 (0.07)
          EXTRAORDINARY ITEMS                                                   0.01                     0.02
                                                                     ----------------      -------------------
                NET LOSS                                         $             (0.04) $                 (0.06)
                                                                     ================      ===================

         WEIGHTED AVERAGE COMMON
             SHARES OUTSTANDING                                           13,161,385               21,465,403
                                                                     ================      ===================

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
JULY 1, 2002 THOUGH JUNE 30, 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          DEFICIT
                                                                                                                         ACCUMULATED
                                                                                                           ADDITIONAL   DURING THE
                                                                                      COMMON STOCK          PAID-IN      DEVELOPMENT
                                                                                  ----------------------
                                                                                    SHARES        AMOUNT    CAPITAL        STAGE
                                                                                  -----------   --------   ----------   ------------


Shares issued for cash                                                            11,516,000     11,516            -
Shares issued for services                                                             9,000     11,725            -
Net loss for the year ended June 30, 2000                                                  -          -            -        (41,098)
                                                                                  -----------   --------   ----------   ------------

   Balance - June 30, 2000                                                        11,525,000     23,241            -        (41,098)
Adjust for reverse acquisition of MPEG Super Site, Inc.                              814,985    (10,901)      10,901       (600,228)
                                                                                  -----------   --------   ----------   ------------

   Balance - June 30, 2000 - restated                                             12,339,985     12,340       10,901       (641,326)

Net loss for the year ended June 30, 2001                                                  -          -            -        (87,830)
                                                                                  -----------   --------   ----------   ------------

  Balance - June 30, 2001                                                         12,339,985     12,340       10,901       (729,156)

Aug  2001 - Shares issued as payment on
   prior year's payables                                                             450,000        450       32,050              -
Aug  2001 - Shares issued for legal services                                         100,000        100       24,900              -
Aug  2001 - Shares issued for consulting services                                     10,000         10        4,990              -
Aug  2001 - Shares issued for legal services                                          10,000         10        4,990              -
Sept 2001 - Payment on software license                                               50,000         50       59,950              -
Sept 2001 - Shares issued for consulting services                                    300,000        300       14,700              -
Oct, 2001 - Shares issued for legal services                                          10,000         10        4,990              -
Oct  2001 - Shares issued for consulting services                                      1,000          1          499              -
Oct  2001 - Shares returned to treasury and cancelled                                (17,500)       (17)          17              -
Dec 2001 - Shares issued for cash                                                     37,037         37        9,963              -
Jan  2002 - Shares issued for consulting services                                      5,000          5        3,745              -
May 2002 - Shares issued for cash                                                    250,000        250       24,750              -
May 2002 - Shares issued for cash                                                      6,000          6        2,994              -
June  2002 - Shares issued for consulting services                                    10,000         10        6,990              -
June  2002 - Extinguishment of indebtedness due Retailport.com                       100,000        100       16,823              -
June  2002 - Shares issued for consulting services                                    65,000         65       10,935              -
June 2002 - Shares issued for cash                                                     6,000          6        2,994              -
Net loss for the year ended June 30, 2002                                                  -          -            -       (564,816)
                                                                                  -----------   --------   ----------   ------------

  Balance - June 30, 2002                                                         13,732,522     13,733      237,181     (1,293,972)

July 2002 - Shares issued for cash                                                   136,364        136       29,864              -
Aug 2002 - Shares issued for cash                                                    224,243        224       39,776              -
Sept 2002 - Shares issued for cash                                                   266,667        267       39,733              -
Sept 2002 - Net income and expenses of Integrated Marine
                      for the period prior to acquisition                                                                   (68,924)
Oct 2002 - Shares issued as payment on payables                                       14,000         14        6,486              -
Oct 2002 - Shares issued for acquisition of Integrated Marine                      4,005,075      4,005    1,268,139              -
Oct 2002 - Shares issued for consulting services                                     152,000        152            -              -
Nov 2002 - Shares issued in cancellation of indebtedness                           1,000,000      1,000      149,000              -
Nov 2002 - Shares issued for consulting services                                     520,000        520      129,480              -
Dec 2002 - Shares issued in cancellation of indebtedness                              10,000         10        2,490              -
Jan 2003 - Shares issued in cancellation of indebtedness                              47,500         48        6,203              -
Feb 2003 - Shares issued for consulting services                                     150,000        150       37,350              -
Mar 2003 - Shares issued for cash                                                  1,645,500      1,646       51,067              -
April 2003 - Shares issued for consulting services                                   800,000        800      112,000              -
April 2003 - Shares issued for cash                                                  909,714        910       25,245              -
May 2003 - Shares issued for cash                                                    722,714        723       20,046              -
May 2003 - Shares issued for consulting services                                   1,500,000      1,500      163,500              -
May 2003 - Additional shares issued on acquisition of Integrated Marine            7,550,000      7,550       (7,550)             -
May 2003 - Shares rescinded                                                       (3,500,000)    (3,500)           -              -
May 2003 - Shares issued for convertible notes                                     1,005,966      1,006       40,994              -
Net loss for the year ended June 30, 2003                                                  -          -            -     (1,229,796)
                                                                                  -----------   --------   ----------   ------------

  Balance - June 30, 2003                                                         30,892,265  $  30,893  $ 2,351,003  $  (2,592,692)
                                                                                  ===========   ========   ==========   ============

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  DEFICIT
                                                                                                                 ACCUMULATED
                                                                                                                 DURING THE
    CASH FLOWS FROM OPERATING ACTIVITIES                                            JUNE 30,                     DEVELOPMENT
                                                                                      2002           2003          STAGE
                                                                                    ----------   -------------   ----------
      Net Loss                                                                    $  (564,816) $   (1,229,796) $ (1,794,612)
      Adjustments to reconcile net loss to net cash
         used by operating activities:
           Stock issued for services                                                   77,250         453,182      530,432
           Abandonment of website development                                         422,108               -      422,108
           Gain on extinguishment of indebtedness                                    (177,277)       (326,840)    (504,117)
           Loss on disposal and repossession of assets                                      -          13,091       13,091
           Loss on impairment of goodwill                                                   -         750,000      750,000
           Depreciation expense                                                             6          35,889       35,895
           Amortization expense                                                             -          75,386       75,386
           (Increase) decrease in assets
             Increase in accounts receivable                                                -         (66,757)     (66,757)
             Increase in prepaid expenses                                                   -          (2,500)      (2,500)
           Increase (decrease) in liabilities
             Increase (decrease) in accounts payable and accrued expenses              21,707          (9,658)      12,049
             Increase in accrued interest                                                   -          14,891       14,891
             Increase in accrued compensation due officers                            108,000               -      108,000
                                                                                    ----------   -------------   ----------

             NET CASH USED IN OPERATING ACTIVITIES                                   (113,022)       (293,112)    (406,134)
                                                                                    ----------   -------------   ----------

    CASH FLOWS FROM INVESTING ACTIVITIES

      Office equipment purchases                                                         (228)         (5,052)      (5,280)
                                                                                    ----------   -------------   ----------

           NET CASH USED IN INVESTING ACTIVITIES                                         (228)         (5,052)      (5,280)
                                                                                    ----------   -------------   ----------


    CASH FLOWS FROM FINANCING ACTIVITIES

      Amounts received from related parties                                            92,170         112,474      204,644
      Amounts received from line of credit                                                  -         127,000      127,000
      Amounts received from long-term debt                                                  -         169,748      169,748
      Amounts received from payables to others                                              -          52,550       52,550
      Cash received in reverse acquisition with MPEG Super Site, Inc.                   1,641               -        1,641
      Repayments to related parties                                                   (18,100)        (90,974)    (109,074)
      Repayments of long-term debt                                                          -        (180,049)    (180,049)
      Repayments of payables to others                                                      -          (5,900)      (5,900)
      Proceeds  from private offerings                                                 41,000         109,999      150,999
                                                                                    ----------   -------------   ----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                                  116,711         294,848      411,559
                                                                                    ----------   -------------   ----------

           NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                                3,461          (3,316)         145

           BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                                    -           3,461            -
                                                                                    ----------   -------------   ----------

           ENDING BALANCE - CASH AND CASH EQUIVALENTS                             $     3,461  $          145  $       145
                                                                                    ==========   =============   ==========

    SUPPLEMENTAL INFORMATION:

      CASH PAID FOR:

         Interest Expense                                                         $         -  $        6,595
                                                                                    ==========   =============
         Income Taxes                                                             $         -  $            -
                                                                                    ==========   =============



      NON-CASH INVESTMENT AND FINANCING INFORMATION

         On September 30, 2002, the Company acquired all of the outstanding shares of common stock of Integrated Maritime Platforms, International Inc. ("Integrated") in exchange for issuing 4,005,075 shares of its common stock and $128,500 which was used in Integrated's operations. The original shareholders of Integrated received an additional 7,550,000 shares of common stock and the former president and secretary of the Company cancelled 3,500,000 shares of their holdings in common stock of the Company. See note 3

         During the year ended June 30, 2003, the Company issued 1,071,500 shares of its common stock to consultants in the cancellation of $162,250 of indebtedness.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

         Radix Marine, Inc. (the "Company"), formerly known as Modern MFG Services, Inc. is a corporation that was formed under the laws of the State of Colorado on September 30, 1958. The name was changed from Modern MFG Services, Inc. in March of 2003 to Radix Marine, Inc. The Company was organized for the purpose of developing a service organization using modern technology through the internet for machinists, machine shops, and customers, to make contact, bid for jobs and other related matters.

         On September 30, 2002 the Company acquired Integrated Maritime Platforms International, Inc. ("Integrated"). Integrated is currently developing for construction an Unmanned Surface Vehicle Prototype. It is the Company's intent to develop and market a complete line of manned and unmanned marine craft for the domestic and international market.

         The Company is in the development stage as defined in FASB Statement 7. The Company has not paid any dividends and dividends, that may be paid in the future, will depend on the financial requirements of the Company and other relevant factors.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. (See Note 11).

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Radix Marine, Inc. and its wholly owned subsidiary, Integrated Maritime Platforms International, Inc. Intercompany transactions and balances have been eliminated in consolidation.

             Revenue Recognition

           The Company generates its revenue from a government contract on a cost plus fixed fee basis. The Company recognizes revenues when it bills the government for the costs incurred.

             Allowance for Doubtful Accounts

        The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of June 30, 2003, the Company did not establish any reserve for doubtful accounts.

        DEPRECIATION

              The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The Company's office equipment is being depreciated on the straight-line method for both financial reporting and income tax reporting purposes. Depreciation expense charged to operations for the years ended June 30, 2003, and 2002 were $35,895 and $6, respectively.

         LONG-LIVED ASSETS

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

             NET LOSS PER SHARE

             The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

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

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2002. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

             ISSUANCES INVOLVING NON-CASH CONSIDERATION

             All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the estimated value of the services rendered.

             NEW ACCOUNTING PRONOUNCEMENTS

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

             In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123", was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 had no effect on the financial position and results of operations of the Company.

             In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The adoption of SFAS No. 150 had no effect on the financial position and results of operations of the Company.

             RECLASSIFICATION

             Certain amounts have in June 30, 2002 have been reclassified to conform with the June 30, 2003's presentation. Such reclassification had no effect on net income as previously reported.

             ADVERTISING

             The Company accounts for its advertising costs as non-direct response advertising. Accordingly, advertising costs are expensed as incurred. Advertising expense for the year ended June 30, 2003 was $27,000.

             PENSION PLAN

             The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary amounts, determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the year ended June 30, 2003, the Company's pension expense was zero.

NOTE 3. ACQUISITION OF INTEGRATED MARITIME PLATFORMS INTERNATIONAL, INC.

             On September 30, 2002, the Company acquired all of the outstanding stock of Integrated Maritime Platforms International, Inc., ("Integrated") a corporation formed in Washington in a business combination accounted for as a purchase. Integrated with two other manufacturers, is developing an unmanned surface vessel for the United States Navy. In exchange for receiving all of the outstanding stock of Integrated, the Company issued to the shareholders of Integrated 4,005,075 shares of its common stock and provided $128,500 to Integrated to be used in the operations of the Company. Pursuant to the original agreement, the Company was committed to fund a total of $1,500,000 towards the operations of Integrated. If the $1,500,000 was not funded by December 31, 2002, the Company had to issue additional shares to the shareholders of Integrated. As only $128,500 was funded, the original agreement was modified on March 4, 2003. Under the modified, the original shareholders of Integrated received an additional 7,550,000 shares of common stock and the former president and secretary of the Company agreed to cancel a total of 3,500,000 shares of their holding in the common stock of the Company.

             The accompanying financial statements include the consolidated results of the combined companies as of the acquisition date.

             The fair values of assets acquired and liabilities assumed is summarized as follows:

                 Cash                                        $            165
                 Accounts receivable                                   26,519
                 Prepaid expenses                                       3,000
                 Marine Vessel                                        600,000
                 Deposit                                               15,208
                 Goodwill                                           1,300,754
                 Other assets                                         502,570
                 Notes payable                                     (1,115,522)
                 Accounts payable and accrued expenses                (64,555)
                                                                    ---------
                                                              $     1,268,139

NOTE 4.      INTANGIBLE ASSETS

             As part of the purchase of Integrated, the Company acquired intangibles assets of $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract is being amortized over the five-year term of the contract. Amortization expense for the year ended June 30, 2003 totaled $75,386.

             Estimated amortization expense for the remaining life of the contract is as follows:

                           2004             $100,514
                           2005             $100,514
                           2006             $100,514
                           2007             $100,514
                           2008             $ 25,128

             Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003.

NOTE 5.      WEBSITE DEVELOPMENT  COSTS

             The  Company  had  developed  its  website  for  commercial  use by registered users in the manufacturing industry. The Company accounted for the costs incurred in the development of the website pursuant to Statement of Position 98-1. Costs incurred in the planning stage of the web site were expensed as incurred. Costs incurred in developing the website including its application, infrastructure, coding, and graphics, were capitalized.

             In June 2002, the Company abandoned the project and capitalized costs of $218,108 were charged to operations. Also charged off to operations was the cost of the software license associated with the development website amounting to $240,000. Of the $218,108, $98,442 pertains to accrued compensation due the Company's president and $93,740 pertains to accrued compensation due the Company's secretary for their services in the development of the software. Of the remaining $25,925, $11,725 related to services rendered by a consultant who received 9,000 shares of the Company's common stock as consideration for these services and $14,200 for services rendered.

NOTE 6 - RELATED PARTY TRANSACTIONS

           During the year, the Company borrowed $50,000 from a third party. The loan is evidenced by a promissory note and matured on November 22, 2002, when $65,000 became fully due and payable. The loan is convertible into common shares of the Company at a rate of $.20 per share issued for a potential issuance of 312,500 shares. In connection with the loan, the Company is required to issue 37,500 shares of its common stock. The Company issued these shares in January 2003 valued at $3,750. The Company charged accrued interest of $16,250 to operations during the year. The balance due as of June 30, 2003 was $62,500. The Company has not been able to make any payments on the loan and the loan is in default.

           In the purchase of Integrated Maritime, the Company acquired a marine vessel under a capital lease due a company wholly owned by a shareholder. Both the asset and the lease obligation were recorded at $600,000, the present value of the minimum lease payments during the lease term. The lease was payable over 5 years in monthly installments of $15,208.

           The Company failed to meet its obligation under the terms of the lease and the vessel was repossessed. The Company recognized a loss on the repossession of $12,869 during the year ended June 30, 2003.

           Also in the purchase of Integrated Maritime, the Company assumed an obligation evidenced by a promissory note that Integrated owed on the purchase of its contract to develop the Unmanned Surface Vehicle. Under the terms of the obligation, total payments cannot exceed $750,000 and the note matures on April 25, 2005. Upon the maturity of the note, any remaining amounts due under the note are forgiven. However, during the term of the Note, the Company is required to pay the holder 20% of all amounts raised and from the profit received under the contract.

           The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the year ended June 30, 2003 totaling $64,935. During the year the Company paid $7,558 towards this obligation. The balance due at June 30, 2003 was $511,595.

           Pursuant to the terms relating to modified acquisition agreement between the Company and Integrated, the former officers of the Company agreed to cancel a total of $258,090, thus leaving a balance due them by the Company at June 30, 2003 of $139,162 which is non-interest bearing, unsecured, and due on demand.

           In addition, the Company at June 30, 2003 owes other related parties a total of $98,069, which is unsecured, non-interest bearing and due on demand.

NOTE 7 - PAYABLE TO OTHERS

         In the reverse acquisition of MPEG on August 6, 2001, the Company assumed $259,148 of indebtedness a third party. This loan is unsecured, non-interest bearing, and is due on demand. During the year, the Company cancelled and exchanged $150,000 for the issuance of 1,000,000 shares common stock. As of June 30, 2003 the balance is $109,148.

NOTE 8 - EXTRAORDINARY ITEM

         For the year ended June 30, 2003, the extraordinary item of $326,840 represent the gain realized on the extinguishment of debt. The Company has not provided any income tax related to the gain because of its net operating loss that is used against this income.

         On June 3, 2002, the Company entered into a settlement agreement whereby the license was cancelled and the balance owed on the license and consulting fee was settled through the issuance of 100,000 shares of the Company's common stock. The settlement was subject to the successful merger of the Company with Integrated. For a period of 180 days after the Company's stock reaches a closing price of $1,00 for three consecutive days, the Company had the right to repurchase the 100,000 shares of common stock at a $1.00 per share The 100,000 shares issued were valued on the date of issuance at their fair market value of $16,293 which were charged against the net balance owed of $194,200. The remaining balance of $177,277 was credited to operations.

NOTE 9 - RESEARCH AND DEVELOPMENT

         The Company has entered into a licensing agreement with Biological Defense Corporation to manufacture, market, and distribute Anthrax spore sterilization equipment. Under the terms of the licensing agreement, the Company is committed to fund up to $650,000 towards the testing costs of the equipment. For the years ended June 30, 2003 and 2002, the Company incurred $310,499 and $15,780 respectively, towards this project. In February of 2003, the Company disposed of this portion of the business through an agreement executed with the former officers of the corporation.

NOTE 10 - INCOME TAXES

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

         An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of June 30, 2003, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $1,580,000 which expire in various years through 2023.


NOTE 11 - MANAGEMENT'S  DISCUSSION ON FUTURE OPERATIONS

         The Company is in the development stage and relies upon advances from related parties and funds received through the sale of its stock to meet its current operating requirements. As shown in the accompanying financial statements, the Company incurred a net loss of $1,237,346 during the year ended June 30, 2003, and as of that date, the Company's current liabilities exceeded it current assets by $681,967 and had an accumulated deficit of $2,600,242. The Company has earned revenues from services rendered in connection with the government contract engineering services of $252,015 for the year ended June 30, 2003 and believes that the government contract will provide sufficient income to meet the monthly obligations of Integrated, The Company plans to continue raising funds through the private sale of its common stock to meet its other operating costs its merger with Integrated will be successful and profitable. Further, once available funds are available Management plans to negotiate with the certain creditors of MPEG to settle their obligations for either a reduced amount or settle the debt through the issuance of the Company's stock.


NOTE 12 - SUBSEQUENT EVENTS

         ISSUANCE OF STOCK
         The Company issued 2,000,000 shares of common stock in exchange for legal services.

         MERGER
         The Company has signed a letter of intent to acquire an engineering firm called The Radix Group.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

On May 16, 2003 the company elected to change

From the auditing accounting firm of:       Jonathon P. Reuben, C.P.A.
                                            23440 Hawthorne Blvd. Suite 270
                                            Torrance, CA  90505

To the auditing accounting firm of:         Singer, Lewak, Greenbaum & Goldstein
                                            10960 Wilshire Blvd., Suite 1100
                                            Los Angeles, CA 90024

On September 29, 2003 the company elected to change


From the auditing accounting firm of:       Singer, Lewak, Greenbaum & Goldstein
                                            10960 Wilshire Blvd., Suite 1100
                                            Los Angeles, CA 90024

To the auditing accounting firm of:         Jonathon P. Reuben, C.P.A.
                                            23440 Hawthorne Blvd. Suite 270
                                            Torrance, CA  90505

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers
----------------------

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Name                           Age              Office(s) Held
----------------------         --------         ------------------------------

Kathleen R. Bright             47               Director and President

Roy A. H. Rainey               49               Director

Roger Janssen                  39               Director

Scott Edwards                  55               Vice President

Monica Langfeldt               34               Treasurer


KATHLEEN R. BRIGHT, PRESIDENT AND CHIEF EXECUTIVE OFFICER, has over twenty five years in defense contract management, business development, managerial accounting, human resources, training systems, logistics, and environmental and security programs. She holds a Bachelor's in Mathematics from the University of Washington and a Master's in Business Administration from University of Phoenix. Ms. Bright served as the President of IMPII for three years. Prior experience in defense contract management includes Contract Administrator for the Naval Undersea Warfare Center (NUWC) Environmental, Hazardous Materials, and Industrial Engineering Services Contract ($16m);Trident IR2 Engineering Services Contract($1.5m); NAVSHIPYD Public Works Department Engineering Services Contract ($5 m); and Planning and Engineering for Aircraft Carriers Service Contract ($2.5 m).

ROY RAINEY - SECRETARY OF RADIX MARINE, BOARD MEMBER OF RADIX MARINE, AND SECRETARY OF INTEGRATED MARITIME PLATFORMS, has over twenty years of law and business experience, combining an undergraduate degree in Accounting with a law degree from the University of Washington. In addition to maintaining a private practice, Mr. Rainey served a four year term as Judge of the Bremerton Municipal Court. In 1991, Judge Rainey was recognized by the Washington State Bar Association as the outstanding judge in the State of Washington. Roy Rainey will be responsible for handling all legal and contractual matters.

ROGER JANSSEN, DIRECTOR, has over twenty years of experience in the manufacturing industry. For the past fourteen years he has owned and operated his own business in the greater Seattle area. Specific clients include Microsoft, Boeing, Starbucks Corporation, Precor, and Eldec. Mr. Janssen has guided several manufacturing firms during their start up phase with a strong focus on procurement excellence.

SCOTT EDWARDS - VICE PRESIDENT OF RADIX MARINE, OPERATIONS MANAGER OF INTEGRATED MARITIME PLATFORMS. Mr. Edwards has a BS in Naval Science and Architecture, from Oregon State University. Serves as the Project Manager for the design and manufacture of the Challenger Class multimission craft. Mr. Edwards has twenty four years of commissioned service in the US Navy and Naval Reserve with two tours in Vietnam. Specialized in Physical Security and Antiterrorism retiring the 1996 with the rank of Captain. Mr. Edwards has 15 years experience in small craft operation and maintenance and has served as president and CEO of two manufacturing facilities. In concert with Ms. K. Bright, Mr Edwards successfully pursued and managed a $16 million dollar Environmental Services Contract with the Naval Underseas Warfare Center, Keyport Division, where he served as Program Manager. Mr. Edwards brings significant experience in the area of harbor/coastal security and antiterrorism with the US armed forces. Mr. Edwards also bring significant experience in naval weaponry and waterfront operations.

MONICA LANGFELDT - TREASURER/CFO OF RADIX MARINE. Ms. Langfeldt's education includes LL.M in Taxation New York University, J.D. Seton Hall University - School of Law, and a B.S. in Finance and Economics, University of Idaho. She is currently employed by Kaye Scholer, LLP as a litigation attorney. Previously she worked at Pricewaterhouse Coopers and an International Senior Tax Associate where she assisted clients in debt push-down and double-dip financing strategies, structured inbound investments for foreign high net worth individuals, and developed strategies for passive foreign investment companies.

Significant Employees
---------------------

The company currently employs nine employees on a part-time, on-call basis.

Committees of the Board Of Directors
------------------------------------

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will establish various committees during the current fiscal year.

Terms of Office
---------------

Our directors are appointed for a one year term to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

ITEM 10.  EXECUTIVE COMPENSATION
None of the officers or directors of the corporation currently receive any compensation for their efforts, either in the form of stock or cash.

Outstanding Stock Options
-------------------------

We have not granted any stock options and do not have any outstanding stock options. Accordingly, our officers and directors do not hold any options to purchase shares of our common stock.

Compensation Of Directors
-------------------------

Our directors do not receive cash compensation for their services as directors or members of committees of the board.

Employment Agreement
--------------------

An employment agreement for Kathleen Bright, as President of Integrated Maritime, is no longer in force as of the date of her appointment as President of Radix Marine.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as per the Shareholder List as of June 30, 2003.

Name and Address                    Amount and Nature                 Percent
Of Beneficial Holder                of Beneficial Ownership
--------------------                -----------------------

Roger Janssen                       3,612,500 shares                   11.7%
403 Kenrick Place
Burlington, WA  98233

Kathleen Bright                     1,750,000                           5.6%
4105 Kennedy Dr.
Bremerton, WA  98310

Roy Rainey                          1,000,000                           3.2%
1854 Kint Drive
Bremerton, WA  98311

Monica Langfeldt                      250,000                           0.8%
326 E 65th Street #19
New York, NY  10021

Scott Edwards
P.O. Box 207
Keyport, WA   98345                         0                           0%

Security Ownership of Management.
---------------------------------

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as set forth above, none of our directors or officers, nor any proposed nominee for election as one of our directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit 2.1       Agreement and Plan of Merger, dated April 4, 2003 by and among
                  Modern  MFG  Services,   Inc.,  Modern  Acquisition  Co.,  and
                  Integrated Maritime Platforms International, Inc.(1)

Exhibit 3.1       Articles of Incorporation(2)
Exhibit 3.2       Certificate of Amendment of the Articles of Incorporation(2)

Exhibit 3.2       By-laws(2)

Exhibit 16.1      Letter on Change in Certifying Accountants(3)

Exhibit 21.1      Subsidiaries of the Registrant

Exhibit 99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K/A filed with the Commission on June 20, 2003 and our Form 8-K filed with the Commission on April 18, 2003.

(2) Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the Commission on June 9, 1997 - File No. 000-22027.

(3) Incorporated by reference from our Form 8-K/A filed with the Commission on May 28, 2003 and our Form 8-K/A filed with the Commission on October 10, 2003

Reports on Form 8-K

The Company filed a Form 8-K/A on June 20, 2003, accompanied by financial statements, pursuant to its Agreement and Plan of Merger dated April 4, 2003 by and among Modern MFG Services, Inc., Modern Acquisition Co., and Integrated Maritime Platforms International, Inc.

The Company filed a Form 8-K/A on May 28, 2003, accompanied by financial statements, pursuant to its Change in Certifying Accountant.

The Company filed a Form 8-K/A on April 18, 2003, accompanied by financial statements, pursuant to (1) its Agreement and Plan of Merger dated April 4, 2003 by and among Modern MFG Services, Inc., Modern Acquisition Co., and Integrated Maritime Platforms International, Inc., and (2) its intent to change its name from Modern MFG Services, Inc. to Radix Marine, Inc.

The Company filed a Form 8-K on October 4, 2002, accompanied by financial statements, pursuant to its Change in Certifying Accountant.