Form 10KSB/A
period 2003-06-30
RADIX MARINE INC
filed 2003-10-17
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________  to __________________

                        Commission file number: 001-15337

                               Radix Marine, Inc.
                               ------------------
           (Exact name of small business as specified in its charter)

                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
                                 (360) 692-6446
                                 --------------
                      Address of Principal Executive Office

               Nevada                              84-0503585
               ------                              ----------
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

Radix Marine, Inc.

By:  /s/ Kathleen Bright
----------------------------
Kathleen Bright, President


By: /s/ Scott Edwards
----------------------------------------
Chief Financial Officer

Date:  October 17, 2003