Form 10QSB
period 2003-09-30
RADIX MARINE INC
filed 2003-11-14
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
               For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from _________________ to ___________________

                       Commission file number: 001-15337

                               RADIX MARINE, INC.
           (Exact name of small business as specified in its charter)

                         9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
                                 (360) 692-6446
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

[ ] Check whether the registrant filed all documents and reports required to be filed by Section 12, 12 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant's common stock as of September 30, 2003 was 44,028,353

Transitional Small Business Disclosure Format:  [   ]  YES  [ X ] NO

                               RADIX MARINE, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
Item 1.  Financial Statements

         Independent Accountant's Review Report

         Balance Sheet as of September 30, 2003

         Statement of Operations

         Statement of Cash Flows

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Conditions and Plan of Operations



PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2. Change in Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               RADIX MARINE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                                    Contents
                                    --------

                                                                          Page
                                                                          ----
     Consolidated Balance Sheet                                            F-3

     Consolidated Statements of Operations                                 F-4

     Consolidated Statement of Cash Flows                                  F-5

     Notes to Consolidated Financial Statements                            F-6

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
(A Development Stage Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                         For the Three-Months Ended       During the
                                                                                                September 30,            Development
                                                                                            2002               2003         Stage
                                                                                      ---------------    --------------- -----------
                                                                                        (Unaudited)        (Unaudited)   (Unaudited)

Cash Flows from Operating Activities
   Net Loss                                                                                $ (76,773)     $(66,471)     $(2,659,164)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Stock issued for services                                                                 -         2,000          532,432
         Abandonment of website development                                                        -             -          422,108
         Gain on extinguishment of indebtedness                                                    -             -         (504,117)
         Loss on disposal and repossession of assets                                               -             -           13,091
         Loss on impairment of goodwill                                                            -             -          750,000
         Depreciation expense                                                                     19           253           36,148
         Amortization expense                                                                      -        25,129          100,515
         (Increase) decrease in assets
            (Increase) decrease in accounts receivable                                             -        34,051          (32,706)
            (Increase) in deposits                                                            (8,205)            -                -
            (Increase) in capitalized software development costs                                   -             -         (152,597)
            Decrease in prepaid expenses                                                           -             -           (2,500)
         Increase (decrease) in liabilities
            Increase (decrease) in accounts payable and accrued expenses                      28,858       (46,516)         667,185
            Increase in accrued interest                                                           -             -           14,891
            Increase in accrued compensation due officers                                     36,000             -          306,259
                                                                                           ---------      --------      -----------
           Net Cash Used in Operating Activities                                             (20,101)      (51,554)        (508,455)
                                                                                           ---------      --------      -----------
Cash Flows from Investing Activities
   Property and equipment purchases                                                                -             -           (5,280)
   Cash used in acquisition of Integrated Maritime Platforms, Inc.                          (127,000)            -                -
   Proceeds on loan receivable                                                                     -        32,010           32,010
   Advances of loan receivable                                                                     -       (18,590)         (18,590)
                                                                                           ---------      --------      -----------
         Net Cash Provided By (Used in) Investing Activities
                                                                                            (127,000)       13,420            8,140
                                                                                           ---------      --------      -----------
Cash Flows from Financing Activities

   Amounts received from related parties                                                       5,000        24,715          268,600
   Amounts received from line of credit                                                            -             -          127,000
   Amounts received from long-term debt                                                       50,000        10,875          180,623
   Amounts received from payables to others                                                        -        60,000          112,550
   Cash received in reverse acquisition with MPEG Super Site, Inc.                                 -             -            1,641
   Cash received in reverse acquisition with Integrated Maritime Platforms, Inc.                 165             -                -
   Repayments to related parties                                                              (9,500)      (12,635)        (121,709)
   Repayments of long-term debt                                                                    -       (44,436)        (224,485)
   Repayments of payables to others                                                                -             -           (5,900)
   Cost incurred in private offerings                                                         (3,480)            -                -
   Proceeds from private offerings                                                           110,000             -          162,525
                                                                                           ---------      --------      -----------
         Net Cash Provided by Financing Activities                                           152,185        38,519          500,845
                                                                                           ---------      --------      -----------
         Net Increase in Cash and Cash Equivalents                                             5,084           385              530

         Beginning Balance - Cash and Cash Equivalents                                         3,461           145                -
                                                                                           ---------      --------      -----------
         Ending Balance - Cash and Cash Equivalents                                        $   8,545      $    530      $       530
                                                                                           =========      ========      ===========
Supplemental Information:

   Cash Paid For:
      Interest Expense                                                                         $   -      $    384
                                                                                           =========      ========
      Income Taxes                                                                             $   -      $      -
                                                                                           =========      ========



        Non-cash investment and financing information

          For the three-months ended September 30, 2003, $70,000 of indebtedness were cancelled and exchanged for the Company issuing 3,144,190 shares of common stock. In addition, the Company issued 838,172 shares of common stock converted by the Company in exchange for $20,000 of convertible notes.

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
(A Development Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                               For the Three-Months Ended               During the
                                                                                     September 30,                     Development
                                                                               2002                   2003                 Stage
                                                                          ------------           ------------           -----------
                                                                           (Unaudited)           (Unaudited)            (Unaudited)

Income                                                                    $          -           $     53,353           $   305,543
                                                                          ------------           ------------           -----------
Expenses
    General and administrative expenses                                         76,440                 89,475             1,785,507
    Loss on abandonment of website development                                       -                      -               460,515
    Loss on impairment of goodwill                                                   -                      -               750,000
    Research and development                                                         -                 29,729               356,008
                                                                          ------------           ------------           -----------
                                                                                76,440                119,204             3,352,030
                                                                          ------------           ------------           -----------
Other Income (Expenses)
    Gain on extinguishment of debt                                                   -                      -               504,117
    Loss on disposal and repossession of assets                                      -                      -               (13,091)
    Interest income                                                                  -                      -                    42
    Interest expense                                                              (333)                  (620)             (103,745)
                                                                          ------------           ------------           -----------
                                                                                  (333)                  (620)              387,323
                                                                          ------------           ------------           -----------
    Net Loss                                                              $    (76,773)          $    (66,471)          $(2,659,164)
                                                                          ============           ============           ===========
Per Share Data

    Basic loss per share                                                  $      (0.01)          $     (0.00)
                                                                          ============           ===========
    Weighted average common
        shares outstanding                                                  13,971,225             32,940,621
                                                                          ============           ===========

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
(A Development Stage Corporation)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                                                       SEPTEMBER 30,
                                                                                                                          2003
                                                                                                                      --------------
                                                                                                                      (UNAUDITED)

ASSETS
      CURRENT ASSETS
          Cash                                                                                                          $       530
          Accounts receivable                                                                                                32,706
          Loan receivable                                                                                                    32,198
                                                                                                                        -----------
             TOTAL CURRENT ASSETS
                                                                                                                             65,434
                                                                                                                        -----------
      PROPERTY & EQUIPMENT
          Office equipment                                                                                                    5,052
          Less accumulated depreciation                                                                                        (428)
                                                                                                                        -----------
                                                                                                                              4,624
                                                                                                                        -----------
      OTHER ASSETS
          Prepaid expense                                                                                                     2,500
          Intangible assets not subject to amortization
             Goodwill                                                                                                       550,704
          Intangible assets subject to amortization
             Other (net of accumulated amortization of $100,514)                                                            402,056
                                                                                                                        -----------
                                                                                                                            955,260
                                                                                                                        -----------
             TOTAL ASSETS                                                                                               $ 1,025,318
                                                                                                                        ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
      CURRENT LIABILITIES
          Accounts payable                                                                                              $    37,953
          Consulting fees payable                                                                                           130,201
          Legal fees payable                                                                                                 83,384
          Rent payable                                                                                                       18,750
          Accrued expenses                                                                                                   15,223
          Payable to related parties                                                                                        815,928
          Payable to others                                                                                                 109,148
                                                                                                                        -----------
             TOTAL CURRENT LIABILITIES
                                                                                                                          1,210,587
                                                                                                                        -----------
      STOCKHOLDERS' (DEFICIT)
          Common stock,  $.001 par value; authorized
             75,000,000 shares; issued and outstanding
             36,874,627 shares as of September 30, 2003                                                                      36,875
          Additional paid-in capital                                                                                      2,437,021
          Deficit accumulated during the development stage                                                               (2,659,164)
                                                                                                                        -----------
             TOTAL STOCKHOLDERS' (DEFICIT)
                                                                                                                           (185,268)
                                                                                                                        -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                              $ 1,025,318
                                                                                                                        ===========

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             INTERIM FINANCIAL STATEMENTS

             The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Radix Marine, Inc. financial statements for the year ended June 30, 2003, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

             In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the three-month periods ended September 30, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

             REVENUE RECOGNITION

             TheCompany generates its revenue from a government contract on a cost plus fixed fee basis. The Company recognizes revenues at the time it invoices the government.

             ALLOWANCE FOR DOUBTFUL ACCOUNTS

             The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of September 30, 2003, the Company did not establish any reserve for doubtful accounts.

             DEPRECIATION

             The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The Company's office equipment is being depreciated on the straight-line method for both financial reporting and income tax reporting purposes. Depreciation expense charged to operations for the three-months ended September 30, 2002, and 2003 were $19 and $253, respectively.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

             LONG-LIVED ASSETS

             In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company adopted this standard and in accordance with the statement the Company has reclassified the gain on extinguishment of debt from extraordinary items to continuing operations.

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

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

             RECLASSIFICATION

             Certain amounts have in September 30, 2002 have been reclassified to conform with the September 30, 2003's presentation. Such reclassification had no effect on net income as previously reported.

             PENSION PLAN

              The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary amounts, determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the year ended three-months ended September 30, 2002 and 2003, the Company's pension expense was zero.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.      INTANGIBLE ASSETS

             As of September 30, 2003 the Company has intangibles assets totaling $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract is being amortized over the five-year term of the contract. Amortization expense for the three-months ended September 30, 2002 and 2003 were zero and $25,129, respectively.

             Estimated amortization expense for the remaining life of the contract is as follows:

                           2004             $ 75,385
                           2005             $100,514
                           2006             $100,514
                           2007             $100,514
                           2008             $ 25,129

             Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the three-months ended September 30, 2002 and 2003, no impairment loss was recognized by the Company.


NOTE 4 - RELATED PARTY TRANSACTIONS

            The Company has a loan of $50,000 from a third party. The loan is evidenced by a promissory note and matured on November 22, 2002, when $65,000 became fully due and payable. The loan is convertible into common shares of the Company at a rate of $.20 per share issued for a potential issuance of 312,500 shares. In connection with the loan, the Company is required to issue 37,500 shares of its common stock. The Company issued these shares in January 2003 valued at $3,750. The Company charged accrued interest of $16,250 to operations during the year. The balance due as of September 30, 2003 was $62,500. The Company has not been able to make any payments on the loan and the loan is in default..

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

           The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the three-months ended September 30, 2003 totaling $49,982 and the Company paid $34,635 towards this obligation. The balance due at September 30, 2003 was $478,535.

           Pursuant to the terms relating to modified acquisition agreement between the Company and Integrated, the former officers of the Company agreed to cancel a total of $258,090, thus leaving a balance due them by the Company at September 30, 2003 of $139,162 which is non-interest bearing, unsecured, and due on demand.

           In addition, the Company at September 30, 2003 owes other related parties a total of $100,149, which is unsecured, non-interest bearing and due on demand.


NOTE 5 - PAYABLE TO OTHERS

         In the reverse acquisition of MPEG on August 6, 2001, the Company assumed $259,148 of indebtedness a third party. This loan is unsecured, non-interest bearing, and is due on demand. During the year, the Company cancelled and exchanged $150,000 for the issuance of 1,000,000 shares common stock. As of September 30, 2003 the balance is $109,148.


NOTE 6 - RESEARCH AND DEVELOPMENT

         The Company has entered into a licensing agreement with Biological Defense Corporation to manufacture, market, and distribute Anthrax spore sterilization equipment. Under the terms of the licensing agreement, the Company is committed to fund up to $650,000 towards the

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         testing costs of the equipment. For the three-months ended September 30, 2002 and 2003, the Company incurred zero and $29,729 respectively, towards this project.

NOTE 7 - INCOME TAXES

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

         An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of September 30, 2003, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $1,646,000 which expire in various years through 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

RESULTS OF OPERATIONS

The analysis as herein provided pertain to Radix Marine, Inc (formerly Modern MFG Services, Inc.) and its wholly-owned subsidiary Integrated Maritime Platforms International, Inc. (a Washington Corporation) combined results of their operations during the reporting periods.

For the three months ended September 30, 2002 and 2003

During the three month period ended September 30, 2002, the Company did not generate any revenue and had operating expenses of $76,440 which consisted of general operating overhead including $36,000 in accrued officer's compensation and consulting expenses of $11,448.

During the three month period ending September 30, 2003, the Company generated revenues of $53,353 from engineering services provided to the U.S. Navy. Operating expense for this period was $119,204, including Cost of Goods Sold of $29,729; Contract Amortization of $25,128; Payroll expense of $20,240; Legal fees of $13,629; and the remaining in general overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2002 was increased by $5,084. Cash received during this three month period included $110,000 from the sale of 627,275 shares of the Company common stock; $50,000 from an investor in exchange for a convertible note, and $5,000 from a related party. Of the $165,000 received, $20,101 was used in operations, $3,480 was incurred in the private offerings and $9,500 was repaid to a related party.

Cash and cash equivalents as of September 30, 2003 was increased by $385. Cash received during this three month period included $60,000 received through convertible notes payable to others, $46,516 from accounts receivable, $32,010 on proceeds from loans receivable, $24,715 in notes payable to related parties, and $10,875 received from long term debt payments. Of the $174,116 received, $51,554 was used in operations, $44,436 was used to retire long term debt, and $12,635 was repaid to a related party.

MANAGEMENT PLAN OF OPERATIONS

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

This report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.  Change in Securities and Use of Proceeds

During the first quarter of 2003, the Company issued a total of 5,978,087 shares of its common stock, of which 3,978,087 were issued upon conversion of promissory notes from which the Company received $90,000. The remaining 2,000,000 were issued in connection with legal services provided to the Company.

From October 1, 2003 through November 12, 2003, the company issued 7,158,000shares of its common stock of which 1,000,000 were issued in cancellation of $67,000 in indebtedness and 6,158,000 were issued to consultants for services.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits
    --------

Exhibit 2.1:      Agreement  and Plan of  Merger,  dated  April 4, 2003 by and among  Modern  MFG  Services,  Inc.,
                  Modern Acquisition Co., and Integrated Maritime Platforms International,  Inc.(1)

Exhibit 3.1:      Articles of Incorporation(2)
Exhibit 3.2:      Certificate of Amendment of the Articles of Incorporation(2)
Exhibit 3.3:      By-laws(2)

Exhibit 99.1:     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2:     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3:     CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.4:     CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference from our Form 8-K/A filed with the Commission on June 20, 2003 and our Form 8-K filed with the Commission on April 18, 2003.

(2) Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the Commission on June 9, 1997 - File No. 000-22027.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RADIX Marine, Inc.

                                            By: /s/ Kathleen Bright, President
                                                ------------------------------
                                                Kathleen Bright, President


                                            By:  /s/ Scott Edwards, Acting CFO
                                                ------------------------------
                                                 Scott Edwards, Acting CFO


Date:  November 12, 2003