Form 10QSB
period 2003-12-31
RADIX MARINE INC
filed 2004-02-19
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _____________________ to _______________________


                        Commission file number: 001-15337


                               RADIX MARINE, INC.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)


                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
                                 (360) 692-6446
                      -------------------------------------
                      Address of Principal Executive Office



        Nevada                                              84-0503585
------------------------                         -------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant's common stock as of February 17, 2004 was 58,946,655.

Transitional Small Business Disclosure Format:  [   ]  YES  [ X ] NO

                               RADIX MARINE, INC.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheet as of December 31, 2003

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


SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                     DECEMBER 31,
                                                                        2003
                                                                     -----------
                                                                     (UNAUDITED)
ASSETS
    CURRENT ASSETS
       Cash                                                          $     1,809
       Accounts receivable                                                20,209
                                                                     -----------
          TOTAL CURRENT ASSETS                                            22,018
                                                                     -----------

    PROPERTY & EQUIPMENT
       Office equipment                                                    5,052
       Less accumulated depreciation                                        (680)
                                                                     -----------
                                                                           4,372
                                                                     -----------

    OTHER ASSETS
       Prepaid expense                                                    15,927
       Intangible assets not subject to amortization
          Goodwill                                                       550,704
       Intangible assets subject to amortization
          Other (net of accumulated amortization of $125,643)            376,928
                                                                     -----------
                                                                         943,559
                                                                     -----------

          TOTAL ASSETS                                               $   969,949
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES
       Accounts payable                                              $   159,861
       Accounts payable - related party                                   15,208
       Accrued expenses                                                   24,697
       Payable to related parties                                        786,126
       Payable to others                                                 109,148
                                                                     -----------
          TOTAL CURRENT LIABILITIES                                    1,095,040
                                                                     -----------

    STOCKHOLDERS' (DEFICIT)
       Common stock,  $.001 par value; authorized
          75,000,000 shares; issued and outstanding
          52,984,124 shares as of December 31, 2003                       52,985
       Additional paid-in capital                                      4,197,980
       Deficit accumulated during the development stage               (4,376,056)
                                                                     -----------
          TOTAL STOCKHOLDERS' (DEFICIT)                                 (125,091)
                                                                     -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)              $   969,949
                                                                     ===========

                            See accompanying notes.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                           SIX-MONTHS ENDED               THREE-MONTHS ENDED          DURING THE
                                                             DECEMBER 31,                     DECEMBER 31,           DEVELOPMENT
                                                        2003             2002            2003            2002            STAGE
                                                     ------------    ------------    ------------    ------------    ------------
                                                     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
INCOME                                               $     70,640    $     60,391    $     17,287    $     60,391    $    349,985
                                                     ------------    ------------    ------------    ------------    ------------

EXPENSES
  General and administrative expenses                   1,424,806         476,429       1,335,331         399,989       3,120,838
  Research & development                                   54,817          77,452          25,088          77,452         381,096
  Loss on abandonment of website development                   --              --              --              --         460,515
  Loss on impairment of goodwill                               --         750,000              --         750,000         750,000
                                                     ------------    ------------    ------------    ------------    ------------
                                                        1,479,623       1,303,881       1,360,419       1,227,441       4,712,449
                                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Loss on repossession of marine vessel held under
       capital lease and repossession of assets                --         (27,155)             --         (27,155)        (40,246)
  Loss on stock issuance in exchange for debt            (364,657)             --        (364,657)             --        (364,657)
  Gain on extinguishment of debt                               --              --              --              --         504,117
  Interest income                                              --              --              --              --              42
  Interest expense                                         (9,723)        (51,670)         (9,103)        (51,337)       (112,848)
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (374,380)        (78,825)       (373,760)        (78,492)        (13,592)
                                                     ------------    ------------    ------------    ------------    ------------

   NET LOSS                                          $ (1,783,363)   $ (1,322,315)   $ (1,716,892)   $ (1,245,542)   $ (4,376,056)
                                                     ============    ============    ============    ============    ============

   BASIC LOSS PER SHARE                              $      (0.05)   $      (0.08)   $      (0.04)   $      (0.06)
                                                     ============    ============    ============    ============

   WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                              38,891,825      16,666,679      44,355,167      19,362,133
                                                     ============    ============    ============    ============

                            See accompanying notes.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                     SIX-MONTHS ENDED             DURING THE
                                                                        DECEMBER 31,              DEVELOPMENT
                                                                   2003             2002             STAGE
                                                                -----------      -----------      -----------
                                                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(1,783,363)     $(1,322,315)     $(4,376,056)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Common stock issued for services                            1,242,221          198,380        1,771,652
      Abandonment of website development                                 --               --          422,108
      Loss on stock exchanged for debt                              364,657               --          364,657
      Loss on disposal and repossession of assets                        --           27,155           13,091
      Gain on extinguishment of indebtedness                             --               --         (504,117)
      Loss on impairment of goodwill                                     --          750,000          750,000
      Depreciation expense                                              505           21,633           36,400
      Amortization expense                                           50,257           25,129          125,643
      (Increase) decrease in assets
       (Increase) decrease in accounts receivables                   46,548          (17,019)         (20,209)
       (Increase) in deposits and other assets                           --           (8,205)              --
       (Increase) in capitalized software development costs              --               --         (152,597)
       (Increase) decrease in prepaid expenses                      (13,427)              --          (15,927)
      Increase (Decrease) in Liabilities

       Increase (decrease) in accounts payable and
      accrued expenses                                              (44,116)         140,320          764,882
       Increase in accrued compensation due officers                     --           72,900          306,259
       Increase in accrued interest                                   1,002               --           15,893
       Increase in indebtedness                                          --           10,342               --
                                                                -----------      -----------      -----------

      NET CASH USED IN OPERATING ACTIVITIES                        (135,716)        (101,680)        (498,321)
                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Property and equipment purchases                                  --               --           (5,280)
       Cash used in the acquisition of Integrated
            Maritime Platforms International, Inc.                       --         (127,000)        (127,000)
       Proceeds on loan receivable                                       --               --           54,840
       Advances of loan receivable                                       --               --          (31,075)
                                                                -----------      -----------      -----------

      NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   --         (127,000)        (108,515)
                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from private offerings                                       --          110,000          162,525
  Amounts received from loans payable                                20,000               --          127,000
  Amounts received from long-term debt                                   --               --          180,623
  Amounts received from notes payables                              108,500               --          111,000
  Amounts received from payables to others                               --               --          112,550
  Cash received in the reverse acquisition
    with MPEG Super Site, Inc.                                           --            1,641
  Amounts received from related parties                             121,025           53,272          364,910
  Loans from unrelated third parties                                     --           97,892               --
  Cash received in reverse acquisition with
    Integrated Maritime Platforms, International                         --              165               --
  Costs incurred in private offerings                                    --           (3,480)              --
  Repayments to related party                                      (112,145)          (9,500)        (221,219)
  Repayments of long-term debt                                           --               --         (224,485)
  Repayments of payable to others                                        --               --           (5,900)
  Reduction in capital lease obligation                                  --          (20,780)              --
  Loans to others                                                        --           (2,350)              --
                                                                -----------      -----------      -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                     137,380          225,219          608,645
                                                                -----------      -----------      -----------

      NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                    1,664           (3,461)           1,809

      CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   145            3,461               --
                                                                -----------      -----------      -----------

      CASH AND CASH EQUIVALENTS - END OF PERIOD                 $     1,809      $        --      $     1,809
                                                                ===========      ===========      ===========

                            See accompanying notes.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       SIX-MONTHS ENDED
                                                         DECEMBER 31,
                                                    2003               2002
                                                -------------     -------------
                                                 (UNAUDITED)        (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
CASH PAID FOR:
   Interest Expense                             $       4,675     $       9,636
                                                =============     =============
   Income Taxes                                 $          --     $          --
                                                =============     =============


NON-CASH FINANCING AND INVESTING INFORMATION:

         On September 30, 2002, the Company acquired all of the outstanding shares of common stock of Integrated Maritime Platforms, International Inc. ("Integrated") in exchange for issuing 4,000,075 of its common stock and $127,000 which was used in Integrated's operations.

         In October 2002, the Company issued 10,000 shares of its common stock in exchange for equipment valued at $5,000.

         In November 20002, a shareholder of the Company cancelled $150,000 of indebtedness due him in exchange for 1,000,000 shares of the Company's common stock.

         For the six months ended December 31, 2003, the Company issued 8,045,687 shares of its common stock in exchange for the cancellation of $262,192 of indebtedness.

         During the six-months ended December 31, 2003, the holder of a $20,000 convertible note elected to convert the amount due him and in exchange received 838,172 shares of the Company's common stock.

                            See accompanying notes.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Radix Marine, Inc. consolidated financial statements for the year ended June 30, 2003, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and cash flows for the three-month and six-month periods ended December 31, 2002 and 2003. The operating results of the Company on a quarterly or semi-annual basis may not be indicative of operating results for the full year.

         BASIS OF PRESENTATION

         The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2003, the Company did not establish any reserve for doubtful accounts.

         DEPRECIATION

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The Company's office equipment is being depreciated on the straight-line method for both financial reporting and income tax reporting purposes. Depreciation expense charged to operations for the three-months ended December 31, 2002, and 2003 were $21,428 and $253 respectively. Depreciation expense charged to operations for the six-months ended December 31, 2002, and 2003 were $21,633 and $505, respectively.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

         ISSUANCES INVOLVING NON-CASH CONSIDERATION

         All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the market value of the shares issued.

         RECLASSIFICATION

         Certain amounts have in December 31, 2002 have been reclassified to conform with the December 31, 2003 presentation. Such reclassification had no effect on net income as previously reported.

         PENSION PLAN

         The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary and determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the three-months and six-months ended December 31, 2003, the Company's pension expense was $0.

NOTE 3 - INTANGIBLE ASSETS

         As of December 31, 2003 the Company has intangibles assets totaling $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract is being amortized over the five-year term of the contract. Amortization expense for the three-months ended December 31, 2002 and 2003 were $25,129 and $25,129, respectively. Amortization expense for the six-months ended December 31, 2002 and 2003 were $25,129 and $50,257, respectively.

         Estimated amortization expense for each of the next five years is as follows:

                           2004             $ 100,514
                           2005               100,514
                           2006               100,514
                           2007                75,386
                           2008                    --
                                            ---------
                              Total         $ 376,928
                                            =========

         Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the six-months ended December 31, 2003, no impairment loss was recognized by the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has a loan of $50,000 from a third party. The loan is evidenced by a promissory note and matured on November 22, 2002, when $65,000 became fully due and payable. The loan is convertible into common shares of the Company at a rate of $.20 per share issued for a potential issuance of 312,500 shares. In connection with the loan, the Company is required to issue 37,500 shares of its common stock. The Company issued these shares in January 2003 valued at $3,750. The balance due as of December 31, 2003 was $62,500. The Company has not been able to make any payments on the loan and the loan is in default.

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

         The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the six-months ended December 31, 2003 totaling $50,353 and the Company paid $34,785 towards this obligation. The balance due at December 31, 2003 was $388,032.

         In addition, the Company at December 31, 2003 owes other related parties a total of $285,241, which is unsecured, non-interest bearing and due on demand.

         During the  six-months  ended  December,  31, 2003 the  Company  issued
         2,550,417   shares  of  its  common  stock  in  the  exchange  for  the cancellation of $91,192 of indebtedness to related parties.

NOTE 5 - PAYABLE TO OTHERS

         In the reverse acquisition of MPEG on August 6, 2001, the Company assumed $259,148 of indebtedness due to a third party. This loan is unsecured, non-interest bearing, and is due on demand. As of December 31, 2003 the balance is $109,148.

NOTE 6 - INCOME TAXES

         Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109").FASB 109 uses the asset and liability method to account for income taxes. That requires recognizing deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

         An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 2003, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $1,646,000 which expire in various years through 2023.

NOTE 7 - ISSUANCES INVOLVING NON-CASH CONSIDERATION

         During the six-months ended December 31, 2003 the Company issued 8,883,859 shares of its common stock in exchange for the cancellation of $262,192 of indebtedness. The 8,883,859 shares were valued at market on the date of issuance totalling $626,849 The difference between the value of the shares issued ($626,849) and the amount of the debt cancelled ($262,192) of $364,657 has been charged to operations.

NOTE 8 - SUBSEQUENT EVENTS

         In January 2004 the Company issued 5,962,530 shares of its common stock in exchange for the cancellation of $213,724 of indebtedness. The shares were valued $475,682, the market value of the shares on the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

         For the three-months ended December 31, 2002 and 2003

         During the three-month period ended December 31, 2003, the Company had revenue of $17,287 from its contract with the U.S. Navy. It incurred general and administrative expenses totaling $1,335,331, which consisted primarily of consulting and legal fees amounting to $806,330 and $396,884, respectively. Substantially all of the $806,330 incurred for consulting fees were paid through the issuance of 8,708,000 shares of the Company's common stock. Substantially all of the legal fees of $396,884 were paid through the issuance of 2,500,000 shares of the Company's common stock. The services were valued based upon the market value of the issued shares on the respective date of issuance. Consulting fees incurred during the three-month period pertained to marketing and advertising agreements with unrelated third parties. During the quarter, the Company also incurred $25,088 in research and development costs, interest expense of $9,103 and a loss on stock issuance in exchange for debt totaling $364,657.

         During the three-month period ended December 31, 2002, the Company had revenue of $60,391 from its contract with the U.S. Navy. It incurred general and administrative expenses totaling $399,989, which consisted primarily of consulting fees that totaled $208,279. Of this amount, $194,880 was paid through the issuance of 676,000 shares of common stock. It incurred $77,452 in research and development costs, interest expense of $51,337, an impairment loss of goodwill amounting to $750,000 and a loss from the repossession of a marine vessel totaling $27,155.

         For the six-months ended December 31, 2002 and 2003

         During the six-month period ended December 31, 2003, the Company had revenue of $70,640 from its contract with the U.S. Navy. It incurred general and administrative expenses totaling $1,424,806, which consisted primarily of consulting and legal fees that totaled $810,080 and $400,000. respectively. As indicated above, substantially all services rendered in connection with consulting and legal were paid through the issuance of shares of the Company's common stock. Total common shares issued for legal services during the six-month period totaled 4,500,000. During the six-month period, the Company also incurred $54,817 in research and development costs, interest expense of $9,723 and a loss on stock issuance in exchange for debt totaling $364,657.

         During the six-month period ended December 31, 2002, the Company had revenue of $60,391 from its contract with the U.S. Navy. It incurred general and administrative expenses totaling $476,429, which consisted primarily of consulting fees that totaled $208,279. Of this amount, $194,880 was paid through the issuance of 676,000 shares of common stock. It incurred $77,452 in research and development costs, interest expense of $51,670, an impairment loss of goodwill amounting to $750,000 and a loss from the repossession of a marine vessel totaling $27,155.

         Liquidity and Capital Resources

         Cash and cash equivalents as of December 31, 2003, was increased by $1,664. Amounts received from loans were $249,525. Included in this amount was $121,025 from related parties. Repayments to related parties during the six-month period were $112,145. During the six-months ended December 31, 2003, the Company used $135,716 in its operations.

         Cash and cash equivalents as of December 31, 2002, was decreased by $3,461. Cash received during this six-month period included $110,000 from the sale of 627,275 shares of the Company's common stock, $50,000 from an investor in exchange for a convertible note, $53,272 from the operations manager of the Company, $25,192 from a loan secured by accounts receivable and a $22,700 from loans from other third parties. During the six-months ended December 31, 2002, the Company used $101,680 was used in operations, $127,000 was used in the purchase of Integrated Maritime, $3,480 was incurred in private offerings and $9,500 was repaid to a related party.

         Management Plan of Operations

         The company has historically and continues to rely on equity and debt financing to sustain operations. A revenue source was established for the first time in the company's history through the acquisition of Integrated Maritime Platforms International, Inc. ("Integrated Maritime"). Integrated Maritime is currently developing a complete line of manned and unmanned craft for domestic and international sales. A portion of these costs are covered under the company's contract with the U.S. Navy for unmanned surface vehicles. However, additional capital is required to prototype and market the product in order to generate revenues for continued operations.

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

         In July of 2003, the company signed a letter of intent with Radix Ortega to acquire a portion of their company. Radix Ortega provides environmental and construction management services, with a focus on the marine industry. The company had planned finalize this acquisition during the second quarter of the fiscal year, however, at the present time, cannot commit to a timeframe within which such acquisition will in fact be completed.

         Forward-Looking Statements

         Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purpose of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (1) general economic and business conditions; (2) the success of our restructuring; (3) our ability to raise additional capital through the offering of equity securities; (4) competition; (5) our ability to continue to build strategic relationships within the marine industry, particularly within the domestic and international high-speed USV market; (6) required accounting changes; (7) our relationship with the U.S. Government; (8) approval of our products by the U.S. Navy; (9) national security, including acts of domestic and international terrorism, and (10) other factors over which we have little or no control.

         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2003, the Company issued a total of 16,109,497 shares of its common stock, of which 8,708,000 shares were issued in exchange for consulting services 4,901,497 issued to retire debt; and 2,500,00 issued in connection with legal fees.

From January 1, 2004 through February 9, 2004, the company issued 5,962,530 shares of its common stock, of which 4,710,979 were issued upon conversion of promissory notes from which the company received $107,962.37 and 1,251,542 were issues to retire debt.


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


                                      RADIX Marine, Inc.

                                      By: /s/ Kathleen Bright, President
                                          -----------------------------------
                                          Kathleen Bright, President


                                      By: /s/ Scott Edwards, Acting CFO
                                          -----------------------------------
                                          Scott Edwards, Acting CFO


Date: February 18, 2004