Form 10QSB
period 2004-03-31
RADIX MARINE INC
filed 2004-05-17
CIK 1030984

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                -------------------------------------------------
                        For Quarter Ended: March 31, 2004

                          Commission File No. 001-15337

                               RADIX MARINE, INC.
      (Exact name of small business issuer as specified in its charter)
      -----------------------------------------------------------------

            Nevada                                        84-0503585
    (State of Incorporation)                   (IRS Employer Identification No.)

                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
                     (Address of principal executive office)
                                   (Zip code)

                                (360)  692-6446
                 Issuer's telephone number, including area code
                -------------------------------------------------

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X             No
                               ---                ---

      As of May 13, 2004, there were issued and outstanding 60,734,257 shares of Common Stock, $.001 par value per share.

      Transitional Small Business Disclosure Format

                         Yes                  No   X
                               ---                ---

                               RADIX MARINE, INC.

                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
            (unaudited)

         Consolidated Balance Sheet as of March 31, 2004                      2

         Consolidated Statements of Operations for the nine and
            three months ending March 31, 2004 and 2003                       3

         Consolidated Statements of Cash Flows for the nine months
            ending March 31, 2004 and 2003                                    4

         Notes to financial statements                                     6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

Item 3.   Controls and Procedures                                            15

PART II.  OTHER INFORMATION                                                  16

SIGNATURES                                                                   18

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                                     MARCH 31,
                                                                        2004
                                                                    -----------
                                                                    (UNAUDITED)
ASSETS
      CURRENT ASSETS
    Cash                                                            $   151,072
    Accounts receivable                                                  46,470
    Escrow deposit                                                       20,000
                                                                    -----------
      TOTAL CURRENT ASSETS                                              217,542
                                                                    -----------

  PROPERTY & EQUIPMENT
    Office equipment                                                      5,052
    Less accumulated depreciation                                          (933)
                                                                    -----------
                                                                          4,119
                                                                    -----------

  OTHER ASSETS
    Intangible assets not subject to amortization
      Goodwill                                                          550,704
    Intangible assets subject to amortization
      Other (net of accumulated amortization of $150,771)               351,799
                                                                    -----------
                                                                        902,503
                                                                    -----------
      TOTAL ASSETS                                                  $ 1,124,164
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
  CURRENT LIABILITIES
    Accounts payable                                                $   106,203
    Accrued expenses                                                     10,275
    Payable to related parties                                          682,065
    Payable to others                                                   109,148
    Current portion of convertible debenture                            143,316
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                       1,051,007
                                                                    -----------

  LONG-TERM LIABILITY
    Long-term convertible debenture                                     156,684
                                                                    -----------

      TOTAL LIABILITIES                                               1,207,691

  STOCKHOLDERS' (DEFICIT)
    Common stock,  $.001 par value; authorized
      100,000,000 shares; issued and outstanding
      59,571,655 shares as of March 31, 2004                             59,572
    Additional paid-in capital                                        4,342,160
    Deficit accumulated during the development stage                 (4,485,259)
                                                                    -----------
      TOTAL STOCKHOLDERS' (DEFICIT)                                     (83,527)
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)$                  1,124,164
                                                                    ===========

                            See accompanying notes.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        DEFICIT
                                                                                                                      ACCUMULATED
                                                            NINE-MONTHS ENDED             THREE-MONTHS ENDED           DURING THE
                                                                MARCH 31,                      MARCH 31,              DEVELOPMENT
                                                          2004            2003            2004            2003           STAGE
                                                      ------------    ------------    ------------    ------------    ------------
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUES
   Contract revenue                                   $     81,543    $         --    $     10,903    $         --    $    360,888
   Sale of vessel                                           29,614              --          29,614              --          29,614
                                                      ------------    ------------    ------------    ------------    ------------
   TOTAL REVENUES                                          111,157              --          40,517              --         390,502

COST OF SALES                                               28,113              --          28,113              --          28,113
                                                      ------------    ------------    ------------    ------------    ------------

   GROSS PROFIT                                             83,044              --          12,404              --         362,389

EXPENSES
   General and administrative expenses                   1,613,721         978,201         188,915         104,463       3,309,752
   Research & development                                   82,443              --          27,626              --         408,722
   Loss on abandonment of website development                   --              --              --              --         460,515
   Loss on impairment of goodwill                               --              --              --              --         750,000
                                                      ------------    ------------    ------------    ------------    ------------

                                                         1,696,164         978,201         216,541         104,463       4,928,989
                                                      ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)
   Loss on repossession of marine vessel held under
   capital lease
        and repossession of assets                                              --              --              --         (40,246)
   Loss on stock issuance in exchange for debt            (269,200)             --           6,251              --        (269,200)
   Gain on extinguishment of debt                                               --              --              --         504,117
   Interest income                                               4              --               4              --              46
   Interest expense                                        (10,251)             --            (528)             --        (113,376)
                                                      ------------    ------------    ------------    ------------    ------------

                                                          (279,447)             --           5,727              --          81,341
                                                      ------------    ------------    ------------    ------------    ------------

    NET LOSS                                          $ (1,892,567)   $   (978,201)   $   (198,410)   $   (104,463)   $ (4,485,259)
                                                      ============    ============    ============    ============    ============

    BASIC LOSS PER SHARE                              $      (0.04)   $      (0.05)   $ *             $      (0.01)
                                                      ============    ============    ============    ============

    WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                              45,394,496      18,165,086      58,010,640      15,854,833
                                                      ============    ============    ============    ============

    *  Less than $(.01) loss per share

                            See accompanying notes.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                            NINE-MONTHS ENDED          DURING THE
                                                                                MARCH 31,             DEVELOPMENT
                                                                           2004           2003           STAGE
                                                                        -----------    -----------    -----------
                                                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(1,892,567)   $  (978,201)   $(4,485,259)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
       Common stock issued for services                                   1,242,220        392,130      1,771,652
       Abandonment of website development                                        --             --        422,108
       Loss on stock exchanged for debt                                     269,200             --       (234,917)
       Loss on disposal and repossession of assets                               --             --         13,091
       Loss on impairment of goodwill                                            --             --        750,000
       Depreciation expense                                                     758             --         36,653
       Amortization expense                                                  75,386             --        150,772
       (Increase) decrease in assets
         (Increase) decrease in accounts receivables                         20,287             --        (46,470)
         Decrease in escrow deposits                                         30,000             --         30,000
         (Increase) in deposits and other assets                                 --           (705)            --
         (Increase) in capitalized software development costs                    --             --       (152,597)
         (Increase) in prepaid expenses                                      (3,498)            --             --
       Increase (Decrease) in Liabilities
         Increase (decrease) in accounts payable and accrued
         expenses                                                          (151,611)       253,996        665,802
         Increase in bank overdraft                                              --         27,964             --
         Increase in due to related parties                                      --        131,142             --
         Increase in accrued compensation due officers                           --             --        306,259
         Increase in accrued interest                                         1,002             --         15,893
         Increase in indebtedness                                                --             --             --
                                                                        -----------    -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES                               (408,823)      (173,674)      (757,013)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Property and equipment purchases                                        --             --         (5,280)
         Cash used in the acquisition of Integrated Maritime Platforms
              International, Inc.                                                --             --       (127,000)
         Proceeds on loan receivable                                             --             --         54,840
         Advances of loan receivable                                             --             --        (31,075)
                                                                        -----------    -----------    -----------

       NET CASH USED IN INVESTING ACTIVITIES                                     --             --       (108,515)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from private offerings                                               --        162,525        162,525
  Amounts received from loans payable                                        48,500          7,688        155,500
  Amounts received from long-term debt                                           --             --        180,623
  Proceeds from issuance of convertible debt                                 90,000             --         90,000
  Amounts received from notes payables                                           --             --          2,500
  Amounts received from payables to others                                       --             --        112,550
  Amounts received from convertible debenture                               250,000             --        250,000
  Cash received in the reverse acquisition with MPEG Super Site, Inc.            --             --          1,641
  Amounts received from related parties                                     301,445             --        545,330
  Repayments to related party                                              (130,195)            --       (239,269)
  Repayments of long-term debt                                                   --             --       (238,900)
  Repayments of payable to others                                                --             --         (5,900)
                                                                        -----------    -----------    -----------


       NET CASH PROVIDED BY FINANCING ACTIVITIES                            559,750        170,213      1,016,600
                                                                        -----------    -----------    -----------

       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                        150,927         (3,461)       151,072

       CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          145          3,461             --
                                                                        -----------    -----------    -----------

       CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   151,072    $        --    $   151,072
                                                                        ===========    ===========    ===========

                            See accompanying notes.

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                               NINE-MONTHS ENDED
                                    MARCH 31,
                                2004          2003
                            -----------   -----------
                            (UNAUDITED)   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

         Interest Expense   $     5,187   $        --
                            ===========   ===========
         Income Taxes
                            $        --   $        --
                            ===========   ===========


NON-CASH FINANCING AND INVESTING INFORMATION:

      In January of 2003, shareholders of the Company cancelled $43,750 of indebtedness due them in exchange for 197,500 shares of the Company's common stock.

      For the nine-months ended March 31, 2004, the Company issued 5,526,497 shares of its common stock in exchange for the cancellation of $510,142 of indebtedness.

      For the nine-months ended March 31, 2004, the holders of $303,724 in convertible notes elected to convert the amounts due them and in exchange received 9,840,617 shares of the Company's common stock.

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

      The Company has entered into a four year research and development contract with the United States Government acting through the Naval Undersea Warfare Center to develop a military capability for multiple undersea warfare missions using Undersea Vehicles with varying levels of manning and autonomy through a multi-phase program named the Spartan Undersea Warfare Combat Vehicle Program.

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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the three-month and nine-month periods ended March 31, 2003 and 2004. The operating results of the Company on a quarterly or semi-annual basis may not be indicative of operating results for the full year.

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

      The Company also generates revenues from the sale of marine craft vessels. The Company recognizes revenues when the product is shipped to the customer.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of March 31, 2004, the Company did not establish any reserve for doubtful accounts.

      DEPRECIATION

      The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The Company's office equipment is being depreciated on the straight-line method for both financial reporting and income tax reporting purposes. Depreciation expense charged to operations for the three-months ended March 31, 2003, and 2004 were $0 and $253 respectively. Depreciation expense charged to operations for the nine-months ended March 31, 2003, and 2004 were $0 and $758, respectively.

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

      CONCENTRATION OF CREDIT RISK

      The  Company   primarily   transacts   its  business  with  two  financial
      institutions. The amount on deposit in one of the institutions exceeded the $100,000 federally insured limit at March 31, 2004.

      RESEARCH AND DEVELOPMENT

      The Company expenses research and development costs as incurred.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

      RECLASSIFICATION

      Certain amounts in March 31, 2003 have been reclassified to conform with the March 31, 2004's presentation. Such reclassification had no effect on net income as previously reported.

      PENSION PLAN

      The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary and determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the three-months and nine-months ended March 31, 2004, the Company's pension expense was $0.

NOTE 3 - INTANGIBLE ASSETS

      As of March 31, 2004 the Company has intangibles assets totaling $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract is being amortized over the five-year term of the contract. Amortization expense for the three-months ended March 31, 2003 and 2004 were $25,129 and $25,129, respectively. Amortization expense for the nine-months ended March 31, 2003 and 2004 were $0 and $75,386, respectively.

      Estimated amortization expense for each of the next five years is as follows:

                         2004        $100,514
                         2005         100,514
                         2006         100,514
                         2007          50,257
                         2008              --
                         Total       $351,799
                                     ========

      Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the nine-months ended March 31, 2004, no impairment loss was recognized by the Company.

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

      The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the nine-months ended March 31, 2004 totaling $73,421 and the Company paid $39,635 towards this obligation. The balance due at March 31, 2004 was $432,535.

      In addition, the Company at March 31, 2004 owes other related parties a total of $249,530, which is unsecured, non-interest bearing and due on demand.

      During the nine-months ended March 31, 2004 the Company issued 3,617,189 shares of its common stock in the exchange for the cancellation of $168,900 of indebtedness to related parties.

NOTE 5 - PAYABLE TO OTHERS

      In the reverse acquisition of MPEG on August 6, 2001, the Company assumed $259,148 of indebtedness due to a third party. This loan is unsecured, non-interest bearing, and is due on demand. As of March 31, 2004 the balance is $109,148.

NOTE 6 - CONVERTIBLE DEBENTURE

      CONVERTIBLE DEBENTURE

      In March of 2004, the Company entered into a securities purchase agreement and issued a convertible debenture and convertible warrants. The amount of the convertible debenture is $300,000 and is assessed interest at an annual rate of 7 3/4%. The due date of the debenture March of 2006. The payment of interest shall be in cash or, at the option of the holder, in shares of common stock of the Company valued at the then conversion price.

      The debenture may be converted either in whole or in part up to the full principal amount in increments of $1,000 into common stock. The number of common shares into which the debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the conversion price multiplied by ten times the dollar amount of the debenture being converted, with product of the above computation divided by the conversion price. The Company shall pay the holder on the conversion date any accrued interest.

      The conversion price shall be equal to the lesser of $0.20 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the election to convert.

      If on the day of conversion the volume weighted average price is below $0.05, then the Company shall have the right to prepay the portion of the debenture that the holder elected to convert plus any accrued and unpaid interest at 150% of such amount. If the Company elects to prepay that portion of the debenture then the holder has the right to withdraw its conversion notice.

      In the event that the Company's registration statement has not been declared effective the holder may demand repayment of 150% of the principal amount of the debenture together with all accrued and unpaid interest in cash, Such repayment must be made within three days. In addition the Company must issue immediately to the holder 50,000 shares of common stock and pay $15,000 for each thirty day period during which the principal amount including interest remains unpaid with the amount to increase to $20,000 for each thirty day period after the first ninety day period.

      WARRANTS

      The Company has granted the holder the right to purchase 3,000,000 shares of the Company's common stock. The exercise price of the warrants is $1.00. The expiration date of the warrants is March of 2007.

      The holder has the right to exercise at least 5% of the warrants per month provided that the common shares are available. If the holder does not exercise at least 5% of the warrants in any month, then the holder will not be entitled to collect interest on the debenture for that month.

      If the Company does not timely honor a debenture conversion or a warrant exercise and in ten days the holder purchases shares of common stock of the Company, then the Company must pay cash to the holder, as liquidated damages, an amount equal to the purchase price exceeded the principal and/or interest amount of the debenture or warrant for which such conversion or exercise was not timely honored with interest at 15% per annum.

      The following is a summary of the convertible debenture at March 31, 2004:

                       Convertible debenture         $ 300,000
                       Less current maturity          (143,316)
                                                     ---------
                                                     $ 156,684
                                                     =========

      A schedule of maturities of the convertible debenture for each of the following five years is as follows:

                       March 31, 2005                $143,316
                       March 31, 2006                 143,160
                       March 31, 2007                  13,524
                                                     --------
                                                     $300,000
                                                     ========

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

      An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of March 31, 2004, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $1,890,000 which expire in various years through 2023.

NOTE 8 - ISSUANCES INVOLVING NON-CASH CONSIDERATION

      During the nine-months ended March 31, 2004 the Company issued 5,526,497 shares of its common stock in exchange for the cancellation of $510,143 of indebtedness. The 5,526,497 shares were valued at market on the date of issuance totaling $689,349 The difference between the value of the shares issued ($779,343) and the amount of the debt cancelled ($510,143) of $269,200 has been charged to operations.

NOTE 9 - SUBSEQUENT EVENTS

      In April 2004, the Company issued 441,412 shares of its common stock related to the convertible debenture for $2,500. Also in April 2004, the holder of the convertible debenture exercise warrants to purchase 25,000 shares of the Company's common stock for $25,000.

      In April 2004, the Company filed an SB2 registration statement relating to the resale of up to 15,000,000 shares of the Company's common stock for the holder of the Company's convertible debenture, including up to 12,000,000 shares of common stock underlying convertible debentures and up to 3,000,000 issuable upon the exercise of common stock purchase warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including herein, we may publish "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS RESULTS OF OPERATIONS

For the three-months ended March 31, 2003 and 2004

During the three month period ended March 31, 2003, the Company had general and administrative expenses totaling $104,463, which consisted of consulting fees that totaled $104,463. Of this amount, $40,000 was paid through the issuance of 160,000 shares of the Company's common stock. Of the remaining $64,463, $11,581 was incurred for professional fees, and the remaining relating to miscellaneous services.

During the three-month period ended March 31, 2004, the Company had revenue of $10,903 from its contract with the U.S. Navy and $29,614 from the sale of a vessel, which cost $28,113 to construct. During the three-month period, the Company had general and administrative expenses totaling $188,915, which consisted primarily of vessel lease expense of $30,416, payroll of $33,297, consulting expense of $63,760, and contract amortization expense of $25,129.

For the nine-months ended March 31, 2003 and 2004

During the nine month period ended March 31, 2003, the Company had general and administrative expenses totaling $978,201, which consisted primarily of consulting fees that totaled $248,279. Of this amount, $234,880 was paid thru the issuance of 836,000 shares of the Company's common stock. Of the remaining $729,922, $118,142 was incurred for accrued compensation due management, and $38,146 relating to professional fees.

During the nine-month period ended March 31, 2004, the Company had revenue of $81,543 from its contract with the U.S. Navy and revenue of $29,614 from the sale of a vessel. It incurred general and administrative expenses totaling $1,613,721, which consisted primarily of consulting fees of $815,254, legal fees OF $415,243, payroll of $82,125, vessel lease costs of $106,546 and contract amortization expense of $75,386.

As indicated above, substantially all services rendered in connection with consulting and legal were paid through the issuance of shares of the Company's common stock. Total common shares issued for legal services during the nine-month period totaled 4,500,000.

During the nine-months ended March 31, 2004, the Company also incurred $82,443 in research and development costs, interest expense of $10,251 and a loss on stock issuance in exchange for debt totaling $269,200.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2003, were decreased by $3,461. Cash received during this nine month period included $52,713 from the sale of 1,645,500 shares of the Company's common stock, and $20,000 from an investor in exchange for a convertible note.

Cash and cash equivalents as of March 31, 2004, was increased by $150,927. Cash from non-operating sources received during this nine-month period came from loans amounting to $349,945. Included in this amount was $301,445 from related parties. Repayments to related parties during the nine-month period were $130,195. Also received was $250,000 from the convertible debenture. During the nine-months ended March 31, 2004, the Company used $408,823 in its operations.

The Company's ability to continue as a going concern is dependent upon several factors. These factors include the Company's ability to:

o generate sufficient cash flows to meet the Company's obligations on a timely basis;
o     obtain additional financing or refinancing as may be required;
o     aggressively control costs; and
o     achieve profitability and positive cash flows.

To obtain funding for the Company's ongoing operations, the Company entered into a Securities Purchase Agreement with an accredited investors in March 2004 for the sale of (i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock.

La Jolla Cove Investors provided us with an aggregate of $300,000 as follows:

      o     $250,000 was disbursed to the Company on March 18, 2004; and
      o     $50,000 was retained for services provided to the Company by various
            professionals,   which  was  disbursed  upon  effectiveness  of  the
            registration statement;

The  debentures  bear  interest  at 7 3/4%,  mature  two years  from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.20 or (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 3,000,000 shares of common stock at an exercise price of $1.00 per share.

La Jolla Cove Investors has contractually committed to convert not less than 5.0% of the original face value of the debenture monthly beginning the month after the effective date of the Registration Statement. La Jolla Cove Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5% of the warrants per month after the effective date of the Registration Statement. In the event that La Jolla Investors breaches the minimum restriction on the debenture and warrant, La Jolla will not be entitled to collect interest on the debenture for that month. If La Jolla Cove submits a conversion notice and the volume weighted average price is less then $.05 per share, then we will be entitled to prepay the portion of the debenture that is being converted at 150% of such amount. If we elect to prepay, then La Jolla may withdraw its conversion notice.

La Jolla has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

In the event that the registration statement is not declared effective by the required deadline, La Jolla may demand repayment of the Debenture of 125% of the face amount outstanding, plus all accrued and unpaid interest, in cash. If the repayment is accelerated, we are also obligated to issue to La Jolla 50,000 shares of common stock for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid. If La Jolla does not elect to accelerate the debenture, we are required to immediately issue to La Jolla 50,000 shares of common stock for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on March 17, 2004 for the sale of
(i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these convertible debentures and warrants.

The investors provided us with an aggregate of $300,000 as follows:

      o     $250,000 was disbursed to us on March 18, 2004; and

      o $50,000 was been retained for services provided to our company by various professionals, which was disbursed upon effectiveness of our registration statement;

The  debentures  bear  interest  at 7 3/4%,  mature  two years  from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.20 or (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 3,000,000 shares of common stock at an exercise price of $1.00 per share.

The selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2004,  the Company filed a  preliminary  proxy  statement  pursuant to
Section 14A under the Securities Exchange Act of 1934 in connection with its annual meeting. As of the date hereof, the date of the meeting has not been set. The items on the agenda will be as follows:

o     to elect a board of five directors;

o to approve an amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock from 75,000,000 common stock to 250,000,000;

o     to adopt the 2004 Stock Incentive Plan;

o to ratify the selection of Jonathon P. Reuben, C.P.A., as our auditors for the fiscal year ending June 30, 2004; and

o to transact such other business as may properly come before the meeting or any adjournments thereof.

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      31.1  Certification by Kathy Bright,  Chief Executive  Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification by Scott Edwards,  Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification by Kathy Bright,  Chief Executive  Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification by Scott Edwards, Chief Financial Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports

            None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RADIX MARINE, INC.


                              By:  /s/ Kathy Bright
                                  ----------------------------------------
                                  Chief Executive Officer

Dated: May 17, 2004