Form 10KSB
period 2004-06-30
RADIX MARINE INC
filed 2004-10-15
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended June 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

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

[_] Check if disclosure of delinquent filers in response to Item 405 of Regulations SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuers revenues for its most recent fiscal year: $279,427

The number of shares outstanding of the Registrant's common stock as of June 30, 2004 was 65,895,149

Transitional Small Business Disclosure Format: [_] YES  [X] NO

                                     PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10- KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.    DESCRIPTION OF BUSINESS

History

      Radix Marine, Inc. (RDXM) was initially formed under the laws of the State of Colorado as Modern MFG Services, Inc. on September 30, 1958. We subsequently entered into a migratory merger and whereby we were reincorporated in the State of Nevada. Our name was changed from Modern MFG Services, Inc. in March of 2003 to Radix Marine, Inc. in keeping with our new focus on the marine industry and we acquired our wholly-owned subsidiary, Integrated Maritime Platforms International, Inc. ("Integrated"), a Washington Corporation. The current Articles of Incorporation of the Company authorize it to issue 250,000,000 shares of common stock and 25,000,000 shares of "blank check preferred stock". Pursuant to our definitive proxy statement filed with the SEC on June 28, 2004, our shareholders approved an amendment to the company's Certificate of Incorporation to increase the number of authorized shares from 75,000,000 to 250,000,000 as required by a Securities Purchase Agreement we entered into with an accredited investor on March 17, 2004, for the sale of $300,000 in convertible debentures and warrants to buy 3,000,000 shares of our common stock.

      RDXM had approximately 2020 shareholders and 65,895,149 shares of common stock issued and outstanding as of June 30, 2004.

      The RDXM common stock is traded on the NASDAQ Bulletin Board under the symbol "RDXM".

      The Company has a June 30th fiscal year end.

GENERAL

      We are a development stage company that focuses, through our wholly-owned subsidiary, on the research, design, engineering and construction of maritime craft for port and homeland security as well as recreational purposes. We presently offer manned patrol and recreational craft and are part of a consortium that is developing an unmanned surface vehicle for the United Stated Navy.

UNMANNED CRAFT

      As part of the Unmanned Surface Vehicle Consortium, we have entered into an agreement with the Naval Undersea Warfare Center, a division of the United States Government, for the research and development of a undersea warfare combat vehicle prototype. The consortium also includes Northrop Grumman Corporation and Raytheon Company. The Consortium, through the Spartan Undersea Warfare Combat Vehicle Program, has agreed to commence the research and development of a deployable, off board under water warfare combat vehicle. The aspects of this agreement require that the vehicle be able to operate on an unmanned basis, is reconfigurable for several uses and has minimal impact on its host ship. We are entitled to patent all inventions developed by our company, subject to various restrictions, and we are also entitled to a non-exclusive royalty-free, worldwide license for all patents developed by the government in connection with this project. In consideration for our services pursuant to this agreement, we are entitled to a fee as well as to paid expenses. To date, we have developed the Odyssey 11 Meter Unmanned Surface Vehicle. The Odyssey is designed to perform intelligence, surveillance and reconnaissance missions by providing data for force protection, force security and advanced reconnaissance. The Odyssey is 35 feet long and has a maximum speed of 40 knots on a flat surface. The Odyssey minimizes manpower requirements while incorporating stealth technologies.

      We have also entered into an agreement with Science Applications Corporation, a company engaged in telecommunications and systems integration, in connection with the development of the Unmanned Harbor Security Vehicle. The Unmanned Harbor Security Vehicle has several capabilities including:

      o     all weather surveillance;

      o     covert craft and swimmer detection;

      o     mine detection;

      o     port security; and

      o     non-lethal response.

MANNED CRAFT

      We presently have developed several types of manned marine craft for use in port and homeland security. One of our principal products is the GB-Challenger Class, which is a modular-concept high-speed work craft built on an aluminum, stainless steel, and rubber platform. Challenger is fast, maneuverable, and competent in coastal waters, rivers, and open seas. A variety of drop-in modules allow Challenger to adapt to a wide range of military and commercial missions. All of the GB-Challenger craft have been designed to be reconfigurable platforms which will accept mission modules that plug into the front deck section of the basic craft. Available mission modules range from dive salvage, drug interdiction, environmental response, and firefighting, to mine countermeasures and weapons deployment. The Challenger's drop-in modules can be installed in minutes with a simple dock-side lift. The GB-Challenger used two 660 HP model 3196 DITA Caterpillar engines, supported by a worldwide parts and maintenance network and twin 20-inch North American Marine Jet water propulsion units

      In connection with the potential sale of our manned craft, in August 2003, we have entered into a Co-Marketing Agreement with Norsco Marine whereby we shall sell and lease certain products to customers provided as a result of Norsco Marine's marketing and sales efforts. Together with Norsco Marine, we currently are offering the following products:

      o Fisheries Patrol Craft - this craft is 32' by 11' and is optimal for local enforcement officials. This vessel can be used for diving with easy access over the stern or side and is powered by twin Volvo gas inboard/outboards.

      o Landing Craft - this craft is 29' by 10' and is utilized in remote areas that lack docks or floats for beach access. It is powered by twin Yamaha 225hp four stroke engines.

      o Military/Patrol Craft - this is a 32' by 10' aluminum patrol craft that is powered by twin 420hp tourbocharged caterpillar engines.

      o Sportfishing Craft - We offer a variety of sportfishing craft. The first type is a 28' recreational vehicle that seats six inside its cabin that is generally used for sportfishing or charter operations. This vessel can either be build with a diesel or gas inboard/outboard engine or outboard engine. We also offer a 28' V-berth sportfishing craft that is built to specific designs. In addition, we offer a 22' center consol sportfishing craft that is constructed of aluminum. Finally, we are presently developing a 25' V-berth sportfishing that can be customized to various needs and is powered by an inboard/outboard gas engine.

PLAN OF OPERATION

      It is our intent to develop and market a complete line of manned and unmanned marine craft for the domestic and international market. In addition, we plan to seek out the acquisition of new business opportunities and/or related technologies which will enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funding to cover legal and accounting expenses, in addition to the general business and operating expenses we incur as a result of maintaining our business. Given our current financial situation, the acquisition and development of the stated marine technologies cannot be achieved without an influx of capital. Sufficient funds cannot be generated from the existing contracts at this time. Any additional funding that we need to acquire a new business opportunity may come through private placements, public offerings and/or bank financing.

COMPETITION

      We are faced with significant competition in the marine industry for manned craft and competition in the unmanned craft area is starting to develop. Recent emphasis on Homeland Security initiatives, coupled with our unique position on the Spartan program, has provided new opportunities for our company in the unmanned craft area. However, despite our position in the Spartan program, the market for marine products for homeland security has recently started to develop and has become intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. Such competition could materially adversely affect our business, operating results or financial condition.

POTENTIAL ACQUISITION

      In July 2003, we signed a Letter of Intent for the partial acquisition of The Radix Ortega Group, a marine and environmental engineering firm based out of Seattle, Washington. Radix Ortega currently has contracts with Washington State's Department of Transportation, the Port of Seattle, and the U.S. Navy Engineering Field Activity Northwest. Our work with the Navy involves environmental assessments for marine facility construction projects at Naval Shipyard Puget Sound in Bremerton, Washington. Radix Ortega also has a broad base of existing commercial customers including the Bechtel Corporation, Bank of America and the Puget Sound Energy

      Under the proposed terms of the acquisition, we will acquire up to 40% of Radix Ortega. We will operate as a separate business unit, with our own rate structure. This approach positions our company to be more competitive on service contracts, while leaving Integrated Maritime Platforms International, Inc., our wholly-owned subsidiary, to conduct the higher-cost research and development tasks.

      This acquisition remains pending until financing is available to close under the terms of the Letter of Intent.

EMPLOYEES

      As of October 15, 2004, we have 8 full-time employees and 5 part-time employees. As we expand, additional engineering, technical, and management staff will be required.

SUBSIDIARIES

      Integrated   Maritime   Platforms   International,   Inc.,   a  Washington
corporation, is a wholly-owned subsidiary of Radix Marine, Inc.

PATENTS AND TRADEMARKS

      We do not own any patent or trademark.


                                  RISK FACTORS

      Radix Marine is a development stage company with a high degree of risk. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATING TO OUR BUSINESS:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

      We incurred net losses of $1,727,335 for the year ended June 30, 2004 and $1,229,796 for the year ended June 30, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of our marine craft. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. Based on our current funding arrangement with La Jolla, we do not anticipate that we will require additional funds to continue our operations for the next twelve months. In the event that our financing arrangement with La Jolla is terminated or if we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. However, there can be no assurance that financing will be available when needed on terms that are acceptable to us. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated October 12, 2004, our independent auditors stated that our financial statements for the year ended June 30, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended June 30, 2004 in the amount of $1,727,335 and stockholders deficit of $76,779 as of June 30, 2004. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

THE EFFECT OF INTEREST RATES AND FUEL PRICES MAY HAVE A NEGATIVE IMPACT ON DEMAND FOR MARINE PRODUCTS AND, AS A RESULT, A NEGATIVE IMPACT ON OUR OPERATIONS.

      Marine craft in general are often financed, and higher interest rates may retard demand for these products. In addition, marine businesses are somewhat fuel-cost-sensitive, and higher fuel costs can also hurt demand. If interest rates and fuel costs continue to rise, then our operations may be negatively impacted.

IF WE ARE UNABLE TO COMPETITIVELY PRICE OUR PRODUCTS, THEN OUR RESULTS FROM OPERATIONS WILL BE NEGATIVELY IMPACTED.

      Introduction of lower-cost alternatives by other companies can hurt our competitive position. We hope that our efforts toward cost-containment, commitment to quality products, and excellence in operational effectiveness and customer service are designed in part to offset this risk. If we are unable to control costs or if are competitors are better able to control costs, then our results from operations will be negatively impacted.

AS PART OF AN INDUSTRY CONSORTIUM, WE HAVE ENTERED INTO AN AGREEMENT WITH THE UNITED STATES GOVERNMENT THROUGH THE NAVAL UNDERSEA WARFARE CENTER TO RESEARCH AND DEVELOP, AS PART OF THE CONSORTIUM AN UNMANNED SURFACE VEHICLE AND, IF THIS AGREEMENT WERE TO BE TERMINATED FOR ANY REASON, OUR RESULTS OF OPERATIONS MAY BE SEVERALLY IMPACTED AND WE MAY BE FORCED TO CEASE OUR OPERATIONS.

      As part of the Unmanned Surface Vehicle Consortium, we have entered into an agreement with the Naval Undersea Warfare Center, a division of the United States Government, for the research and development of a undersea warfare combat vehicle prototype. The consortium also includes Northrop Grumman Corporation and Raytheon Company. The Consortium, through the Spartan Undersea Warfare Combat Vehicle Program, has agreed to commence the research and development of a deployable, off board under water warfare combat vehicle. The aspects of this agreement require that the vehicle be able to operate on an unmanned basis, is reconfigurable for several uses and has minimal impact on its host ship.

      If the consortium is unable to develop the unmanned surface vehicle for use by the United States Navy, then the expected source of our revenues, if any, may not materialize. If sales of the unmanned surface vehicle do not develop then our results of operations may be negatively impacted and we may be forced to cease operations.

IF WE ARE NOT ABLE TO MANAGE THE GROWTH OF OUR COMPANY WE MAY NEVER ACHIEVE PROFITABILITY.

      Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train our new employees. In addition, to manage our growth effectively, we will be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of June 30, 2004, we had 65,895,149 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 38,250,000 shares of common stock at current market prices, and outstanding warrants to purchase 1,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE  CONTINUOUSLY   ADJUSTABLE  CONVERSION  PRICE  FEATURE  OF  OUR  CONVERTIBLE
DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of October 12, 2004 of $0.02.

                                          Number
                                         of Shares
% Below    Price Per   With Discount    Outstanding   % of
Market       Share        at 20%         Issuable     Stock
------       -----        ------         --------     -----

25%          $.015        $.012        251,600,000    80.86%
50%          $.010        $.008        378,787,500    86.41%
75%          $.005        $.004        760,350,000    92.73%

      As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE  CONTINUOUSLY   ADJUSTABLE  CONVERSION  PRICE  FEATURE  OF  OUR  CONVERTIBLE
DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

      The convertible debentures are convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

      The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE CONVERTIBLE DEBENTURES AND REGISTERED PURSUANT TO THE PROSPECTUS MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES WE HAVE ALLOCATED AND ARE REGISTERING HEREWITH ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, subject to obtaining an increase in our authorized shares of common stock, we will allocate and register approximately 38,250,000 shares to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      In March 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $300,000 principal amount of convertible debentures. As of October 13, 2004, the total debenture outstanding is $277,500. The convertible debentures are due and payable, with 7 3/4% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISKS RELATING TO OUR COMMON STOCK:

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 10.5% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH SHAREHOLDERS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

      As of June 30, 2004, our executive officers, directors and affiliated persons beneficially owned approximately 10.5% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

      o     elect or defeat the election of our directors;

      o amend or prevent amendment of our articles of incorporation or bylaws;

      o effect or prevent a merger, sale of assets or other corporate transaction; and

      o     control  the  outcome  of  any  other   matter   submitted   to  the
            stockholders for vote.

      As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.    DESCRIPTION OF PROPERTY

      Together with our wholly-owned subsidiary, we lease office space under a month-to-month lease. For the use of this space, we paid rent in the amount of $15,000 for the year ended June 30, 2004. We do not own or lease any other properties. We believe that our existing facilities are adequate for our current use.

      Our principal executive offices are located at 9119 Ridgetop Blvd. Suite 260, Silverdale, Washington 98383, and our telephone number is (360) 692-6446.


ITEM 3.    LEGAL PROCEEDINGS

      A lawsuit known as Spencer vs. Radix Marine, Inc. has been filed against us in the Circuit Court of the Eighteenth Judicial Circuit of Dupage County, State of Illinois, on June 29, 2004, for sending out unsolicited advertisements via telephone facsimile machines in violation of the United States Telephone Consumer Protection Act. The complaint seeks to have class action certified. Each member of the affected class, could assert a claim of $500. The sending of the unsolicited material was not authorized by us. Management has retained an attorney to represent them in this matter and management believes that class action status will not be granted.

      One of our former attorneys alleges an outstanding balance due to him from us in the amount of approximately $50,000. We believe that through cash payments and through the issuances of shares of its common stock to the attorney, we do not believe that there is any balance due him. Currently, we have contacted the attorney regarding the disputed balance due, but the attorney has yet to respond. Accordingly, no formal legal proceeding has been commenced.

      From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 5, 2004, we held our annual meeting of shareholders pursuant to which the shareholders approved (i) an amendment to the company's Certificate of Incorporation to increase the number of authorized shares from 75,000,000 to 250,000,000 as required by a Securities Purchase Agreement we entered into with an accredited investor on March 17, 2004, for the sale of $300,000 in convertible debentures and warrants to buy 3,000,000 shares of our common stock;
(ii) the 2004 Employee Stock Incentive Plan and to authorize 5,000,000 shares of Common Stock for issuance under the Plan; (iii) the selection of Jonathon P. Reuben, C.P.A., as our auditors for the fiscal year ending June 30, 2004; and
(iv) the election of a board of five directors to hold office until the 2005 Annual Meeting of Shareholders and until their successors are elected and qualified.


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      As of August 6, 2001, the Company's stock was listed on the NASDAQ Bulleting Board under the symbol "MMFS." As of April 4, 2003, in accordance with Consent of Action of the Shareholders, the common stock of Radix Marine, Inc.

was listed on the NASDAQ Bulletin Board under the symbol "RDXM." The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

      Period Ending:          High Bid          Low Bid
      -------------------------------------------------
      June 30, 2002           0.69              0.29
      September 30, 2002      0.55              0.27
      December 31, 2002       0.59              0.23
      March 31, 2003          0.43              0.15
      June 30, 2003           0.09              0.08
      September 30, 2003      0.10              0.10
      December 31, 2003       0.08              0.06
      March 31, 2004          0.10              0.09
      June 30, 2004           0.05              0.04
      September 30, 2004      0.05              0.02

Holders of Common Stock

      RDXM had 72,550,850 shares of common stock issued and outstanding as of October 12, 2004, which were held by approximately 2020 shareholders. 11,500,000 common shares that were issued in the acquisition of Integrated are restricted.

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

      From July 1, 2003 through June 30, 2004, the Company issued 3,020,000 shares, pursuant to Form S-8 and Section 15(d) of the Securities and Exchange Act of 1934, to the following parties in return for services as follows:

      The Otto Law Group               3,700,000
      Bartholomew International        4,258,000
      Marquis Development              4,000,000
      Law offices of Michael Corrigan    800,000


      From July 1, 2003 through June 30, 2004, the Company issued 5,760,834 shares of common stock, pursuant to an SB-2 registration under the terms of a convertible debenture and warrant agreement.

      From July 1, 2003 through June 20, 2004, the company issued 4,001,459 shares of common stock to retire debt. These were restricted securities as that term is defined in paragraph (a)(3) of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended.

      From July 1, 2002, through June 30, 2003, the company issued 12,482,590 shares of common stock in exchange for $269,058.87 received as convertible loans. These were restricted securities as that term is defined in paragraph
(a)(3) of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended.

Dividend Policy

      RDXM or MMFS has not paid a dividend on its common stock in the past 12 months. The company does not anticipate paying any dividends on its common stock.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

      Radix Marine, Inc. underwent a major re-direction during the year 2003. As Modern MFG Services, the company's focus was on serving as an Internet clearing house for contractors and customers in the machine shop industry. With the acquisition of Integrated Maritime Platforms International, Inc., the company's focus changed to the development, production, and integration of high-speed marine craft. We will be maintaining this new focus during the year 2004.

Financial Condition and Results of Operations

      The following is a summarized description of the consolidated operations during the past fiscal year. Approximately $279,427 was earned from services, as compared to $252,015 in the prior fiscal year. This income was obtained through the subsidiary Integrated Maritime Platforms International, through their contract with the government. The parent company, Radix Marine, generated income through fuel sales for the year. In addition, the company relied on financing activities for (stock sales and loans) for cash.

      A total of $1,503,940 was expended on general and administrative expenses, as compared to $632,202 for the year ending June 30, 2003. Of this, the general and administrative expenses of Radix Marine were $1,038,217, including $387,142 for consulting, $349,022 for legal fees, $36,325 for accounting fees, and the rest for general operations. Of the $465,724 of general and administrative expenses attributable to Integrated Maritime, $100,514 was for contract amortization expense, $728 was for legal expense, $145,985 was for payroll expenses, $6,204 was for accounting expense, $20,694 was for subcontractors, and the rest for general operations.

      Research and development costs for the year ending June 30, 2004 were $36,763 as opposed to $310,449 for the year ending June 30, 2003. All research and development costs were expended by Integrated Maritime in expanding the company's product line.

      Total interest expense for the year ended June 30, 2004 for the two companies was $178,319 as compared to $102,901 for the prior year.

      The company had a loss of $(81,734) through the issuance of our common stock in exchange for the cancellation of indebtedness totalling 148,868. Gain on extinguishments of debt for the year ending June 30, 2003 was $326,840. During the year ended June 30, 2003, additional debt in the amount of $759,605 was retired through issuance of common stock. Resultant net loss for the fiscal year ended June 30, 2004 was $1,727,335. Of this a total of $36,763 was attributed to research and development. Net loss prior to research and development costs was $1,690,572 for the year, compared to a net loss of $919,297 for the prior year

General Plan of Operations

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

      In July of 2003, the company signed a letter of intent with Radix Ortega to acquire a portion of their company. Radix Ortega provides environmental and construction management services, with a focus on the marine industry. This acquisition remains pending until financing becomes available.



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

   Statement of Cash Flows                                        F-5

   Notes to Financial Statements                                  F-6

                          Independent Auditors' Report


Board of Directors
Radix Marine, Inc.
Silverdale, Washington

We have audited the accompanying consolidated balance sheet of Radix Marine, Inc. (A Development Stage Company) as of June 30, 2004, and the related consolidated statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' deficit for the two years then ended, and from the Company's inception (February 7, 2000) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radix Marine, Inc. as of June 30, 2004, and the consolidated results of its operations and its consolidated cash flows for the two years then ended, and from the Company's inception (February 7, 2000) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jonathon P. Reuben CPA
--------------------------

Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance. California
October 14, 2004

RADIX MARINE, INC.
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
--------------------------------------------------------------------------------

    ASSETS

      CURRENT ASSETS
         Cash                                                       $    42,602
         Accounts receivable                                            160,611
         Prepaid expenses                                                50,000
                                                                    -----------
           TOTAL CURRENT ASSETS                                         253,213
                                                                    -----------

      PROPERTY & EQUIPMENT
         Property held under capital lease                              587,404
         Office equipment                                                 5,052
         Computer software                                                2,246
                                                                    -----------
                                                                        594,702
         Less accumulated depreciation                                 (108,895)
                                                                    -----------
                                                                        485,807
                                                                    -----------

      OTHER ASSETS
         Intangible assets not subject to amortization
           Goodwill                                                     550,704
         Intangible assets subject to amortization
           Other                                                        326,671
                                                                    -----------
                                                                        877,375
                                                                    -----------

           TOTAL ASSETS                                             $ 1,616,395
                                                                    ===========



    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
      CURRENT LIABILITIES
         Accounts payable                                           $    33,017
         Payroll taxes payable                                           12,539
         Legal fees payable                                              12,784
         Accrued expenses                                                 7,671
         Payable to related parties                                     157,630
         Current maturities of long-term debt                           669,988
         Current portion of obligation under capital lease               98,799
                                                                    -----------
           TOTAL CURRENT LIABILITIES                                    992,428
                                                                    -----------

         Long-term debt                                                 288,500
         Obligations under capital lease                                412,246

           TOTAL LIABILITIES                                          1,693,174
                                                                    -----------

      STOCKHOLDERS' (DEFICIT)
         Common stock,  $.001 par value; authorized
           75,000,000 shares; issued and outstanding
           65,895,149 shares as of June 30, 2004                         65,895
         Additional paid-in capital                                   4,017,353
         Deficit accumulated during the development stage            (4,320,027)
         Prepaid common stock warrants                                  160,000
                                                                    -----------

           TOTAL STOCKHOLDERS' (DEFICIT)                                (76,779)
                                                                    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)            $ 1,616,395
                                                                    ===========

RADIX MARINE, INC.
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                                                  DURING THE
                                                             June 30,             DEVELOPMENT
                                                        2003           2004          STAGE
                                                    ------------   ------------   ------------
     INCOME
       Revenue from research & development
         contract                                   $    252,015   $     68,956   $    321,146
       Vessel sales                                           --         91,541         91,716
        Sale of aviation fuel                                 --        118,930        119,105
                                                    ------------   ------------   ------------
                                                         252,015        279,427        531,967
                                                    ------------   ------------   ------------

     EXPENSES
       Cost of sales                                          --        205,970        205,970
       Selling, general and administrative               632,202      1,503,940      3,084,156
       Loss on abandonment of website development             --             --        460,515
       Loss on impairment of goodwill                    750,000             --        750,000
       Research and development                          310,499         36,763        479,207
                                                    ------------   ------------   ------------
                                                       1,692,701      1,746,673      4,979,848
                                                    ------------   ------------   ------------

     OTHER INCOME (EXPENSES)
       Loss on disposal and repossession of assets       (13,091)            --        (13,091)
       Interest income                                        42             24             66
       Interest expense                                 (102,901)      (178,319)      (281,444)
       Gain (loss) on extinguishments of debt            326,840        (81,794)       422,323
                                                    ------------   ------------   ------------
                                                         210,890       (260,089)       127,854
                                                    ------------   ------------   ------------

       NET LOSS                                     $ (1,229,796)  $ (1,727,335)  $ (4,320,027)
                                                    ============   ============   ============


     PER SHARE DATA
       BASIC LOSS PER SHARE                         $      (0.06)  $      (0.04)
                                                    ============   ============

       WEIGHTED AVERAGE COMMON
           SHARES OUTSTANDING                         21,465,403     49,300,243
                                                    ============   ============

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
JULY 1, 2003 THOUGH JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                                                                        DEFICIT
                                                                                                                      ACCUMULATED
                                                                               COMMON STOCK            ADDITIONAL     DURING THE
                                                                        ---------------------------     PAID-IN       DEVELOPMENT
                                                                           SHARES         AMOUNT        CAPITAL         STAGE
                                                                        ------------   ------------   ------------   ------------
      Shares issued for cash                                              11,516,000         11,516             --
      Shares issued for services                                               9,000         11,725             --
      Net loss for the year ended June 30, 2000                                   --             --             --        (41,098)
                                                                        ------------   ------------   ------------   ------------

         Balance - June 30, 2000                                          11,525,000         23,241             --        (41,098)
      Adjust for reverse acquisition of MPEG Super Site, Inc.                814,985        (10,901)        10,901       (600,228)
                                                                        ------------   ------------   ------------   ------------

         Balance - June 30, 2000 - restated                               12,339,985         12,340         10,901       (641,326)

      Net loss for the year ended June 30, 2001                                   --             --             --        (87,830)
                                                                        ------------   ------------   ------------   ------------

         Balance - June 30, 2001                                          12,339,985         12,340         10,901       (729,156)

      Aug  2001 - Shares issued as payment on
         prior year's payables                                               450,000            450         32,050             --
      Aug  2001 - Shares issued for legal services                           100,000            100         24,900             --
      Aug  2001 - Shares issued for consulting services                       10,000             10          4,990             --
      Aug  2001 - Shares issued for legal services                            10,000             10          4,990             --
      Sept 2001 - Payment on software license                                 50,000             50         59,950             --
      Sept 2001 - Shares issued for consulting services                      300,000            300         14,700             --
      Oct, 2001 - Shares issued for legal services                            10,000             10          4,990             --
      Oct  2001 - Shares issued for consulting services                        1,000              1            499             --
      Oct  2001 - Shares returned to treasury and cancelled                  (17,500)           (17)            17             --
      Dec 2001 - Shares issued for cash                                       37,037             37          9,963             --
      Jan  2002 - Shares issued for consulting services                        5,000              5          3,745             --
      May 2002 - Shares issued for cash                                      250,000            250         24,750             --
      May 2002 - Shares issued for cash                                        6,000              6          2,994             --
      June  2002 - Shares issued for consulting services                      10,000             10          6,990             --
      June  2002 - Extinguishment of indebtedness due Retailport.com         100,000            100         16,823             --
      June  2002 - Shares issued for consulting services                      65,000             65         10,935             --
      June 2002 - Shares issued for cash                                       6,000              6          2,994             --
      Net loss for the year ended June 30, 2002                                   --             --             --       (564,816)
                                                                        ------------   ------------   ------------   ------------

         Balance - June 30, 2002                                          13,732,522         13,733        237,181     (1,293,972)

      July 2002 - Shares issued for cash                                     136,364            136         29,864             --
      Aug 2002 - Shares issued for cash                                      224,243            224         39,776             --
      Sept 2002 - Shares issued for cash                                     266,667            267         39,733             --
      Sept 2002 - Net income and expenses of Integrated Marine
                    for the period prior to acquisition                                                                   (68,924)
      Oct 2002 - Shares issued as payment on payables                         14,000             14          6,486             --
      Oct 2002 - Shares issued for acquisition of Integrated Marine        4,005,075          4,005      1,268,139             --
      Oct 2002 - Shares issued for consulting services                       152,000            152             --             --
      Nov 2002 - Shares issued in cancellation of indebtedness             1,000,000          1,000        149,000             --
      Nov 2002 - Shares issued for consulting services                       520,000            520        129,480             --
      Dec 2002 - Shares issued in cancellation of indebtedness                10,000             10          2,490             --
      Jan 2003 - Shares issued in cancellation of indebtedness                47,500             48          6,203             --
      Feb 2003 - Shares issued for consulting services                       150,000            150         37,350             --
      Mar 2003 - Shares issued for cash                                    1,645,500          1,646         51,067             --
      April 2003 - Shares issued for consulting services                     800,000            800        112,000             --
      April 2003 - Shares issued for cash                                    909,714            910         25,245             --
      May 2003 - Shares issued for cash                                      722,714            723         20,046             --
      May 2003 - Shares issued for consulting services                     1,500,000          1,500        163,500             --
      May 2003 - Additional shares issued on acquisition of
                   Integrated Marine                                       7,550,000          7,550         (7,550)            --
      May 2003 - Shares rescinded                                         (3,500,000)        (3,500)            --             --
      May 2003 - Shares issued for convertible notes                       1,005,966          1,006         40,994             --
      Net loss for the year ended June 30, 2003                                   --             --             --     (1,229,796)
                                                                        ------------   ------------   ------------   ------------

         Balance - June 30, 2003                                          30,892,265   $     30,893   $  2,351,003   $ (2,592,692)

      July 2003 - Shares issued for legal services                         2,000,000          2,000        128,000
      September 2003 - Shares issued for convertible notes                 3,982,363          3,982         86,018
      October 2003 - Shares issued for consulting services                 6,258,000          6,258        557,962
      October 2003 - Shares issued for legal services                      1,000,000          1,000         89,000
      October 2003 - Shares issued for cancellation of indebtedness        1,582,608          1,582        109,200
      December 2003 - Shares issued for consulting services                2,450,000          2,450        275,550
      December 2003 - Shares issued for legal services                     1,500,000          1,500        178,500
      December 2003 - Shares issued for convertible notes                  1,655,090          1,656         46,845
      December 2003 - Shares issued in lieu of lease payments              1,654,167          1,654         59,178
      December 2003 - Shares issued for extinguishment of debt                 9,632             10            712
      January  2004 - Shares issued for convertible notes                  4,710,988          4,711        165,848
      January 2004 - Shares issued in lieu of lease payments                 441,772            442         14,766
      January 2004 - Shares issued for extinguishment of debt                809,770            810         54,659
      March 2004 - Shares issued for extinguishment of debt                  625,000            625         64,063
      April 2004 - Shares issued for convertible debenture and warrant       441,412            441         27,059
      May 2004 - Shares issued for convertible debenture and warrant         568,457            568         21,432
      May 2004 - Shares issued for convertible debenture and warrant         257,009            257         10,743
      June 2004 - Shares issued for convertible debenture and warrant        664,652            665         21,335
      June 2004 - Shares issued for consulting services                      106,474            106          5,111
      June 2004 - Shares issued for convertible debenture and warrant        664,652            665         21,335
      June 2004 - Shares issued for convertible debenture and warrant        664,652            665         21,335
      June 2004 - Shares issued for convertible debenture                    206,186            206          4,794
      June 2004 - Shares issued for cash                                   2,500,000          2,500        147,500
      June 2004 - Shares issued for extinguishment of debt                   250,000            250         10,625
      Offering costs                                                                                      (455,220)
      Net loss for the year ended June 30, 2004                                   --             --             --     (1,727,335)
                                                                        ------------   ------------   ------------   ------------
                                                                          65,895,149   $     65,895   $  4,017,353   $ (4,320,027)
                                                                        ============   ============   ============   ============

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                                                   DURING THE
    CASH FLOWS FROM OPERATING ACTIVITIES                                        JUNE 30,           DEVELOPMENT
                                                                           2003          2004         STAGE
                                                                       -----------   -----------   -----------
      Net Loss                                                         $(1,229,796   $(1,727,335)  $(4,320,027)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           Stock issued for services                                       453,182       833,092     1,363,524
           Abandonment of website development                                   --            --       422,108
           (Gain)  loss on extinguishment of indebtedness                 (326,840)       81,794      (422,323)
           Loss on disposal and repossession of assets                      13,091            --        13,091
           Loss on impairment of goodwill                                  750,000            --       750,000
           Depreciation expense                                             35,889       108,720       144,615
           Amortization expense                                             75,386       100,514       175,900
           (Increase) decrease in assets
            (Increase) in accounts receivable                              (66,757)      (93,854)     (160,611)
            (Increase) in prepaid expenses                                  (2,500)      (47,500)      (50,000)
           Increase (decrease) in liabilities
            Increase (decrease) in accounts payable and
              accrued expenses                                              (9,658)     (235,958)     (345,028)
            Increase (decrease) in licensing obligation                         --        74,790        74,790
            Increase in notes payable                                       14,891         4,033        18,924
            Increase (decrease) in obligations under capital lease              --        42,374        42,374
                                                                       -----------   -----------   -----------

             NET CASH USED IN OPERATING ACTIVITIES                        (293,112)     (859,330)   (2,292,663)
                                                                       -----------   -----------   -----------

    CASH FLOWS FROM INVESTING ACTIVITIES

      Office equipment/software purchases                                   (5,052)       (2,246)       (7,526)
                                                                       -----------   -----------   -----------

           NET CASH USED IN INVESTING ACTIVITIES                            (5,052)       (2,246)       (7,526)
                                                                       -----------   -----------   -----------


    CASH FLOWS FROM FINANCING ACTIVITIES

      Amounts received from related parties                                112,474        42,830       247,474
      Amounts received from line of credit                                 127,000            --       127,000
      Amounts received from long-term debt                                 169,748            --       169,748
      Amounts received from payables to others                              52,550       115,746       168,296
      Amounts received from convertible debenture                               --       300,000       300,000
      Amounts received from convertible notes                              314,059       314,059
      Amounts received from exercise of common stock warrants                   --       265,000       265,000
      Amounts received on issuance of common stock warrants                     --       160,000       160,000
      Cash received in reverse acquisition with MPEG Super Site, Inc.           --            --         1,641
      Repayments to related parties                                        (90,974)      (61,029)     (170,103)
      Repayments of long-term debt                                        (180,049)     (123,449)     (303,498)
      Repayments of payables to others                                      (5,900)      (79,124)      (85,024)
      Proceeds from private offerings                                      109,999            --     1,178,198
      Costs incurred from private offerings                                              (30,000)      (30,000)
                                                                                     -----------   -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                       294,848       904,033     2,342,791
                                                                       -----------   -----------   -----------

           NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                     (3,316)       42,457        42,602

           BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                     3,461           145            --
                                                                       -----------   -----------   -----------

           ENDING BALANCE - CASH AND CASH EQUIVALENTS                  $       145   $    42,602   $    42,602
                                                                       ===========   ===========   ===========

SUPPLEMENTAL INFORMATION:

      CASH PAID FOR:

        Interest Expense                                               $     6,595   $    57,122
                                                                       ===========   ===========
        Income Taxes                                                   $        --   $        --
                                                                       ===========   ===========


      NON-CASH INVESTMENT AND FINANCING INFORMATION

         During the year ended June 30, 2003, the Company issued 1,071,500 shares of its common stock to consultants in the cancellation of $162,250 of indebtedness.

         During the year ended June 30, 2004, holders of the Company convertible debentures exercised their option and converted $325,558 of indebtedness in exchange for 13,700,460 shares of the company's common stock.

         During the year ended June 30, 2004, the Company entered into an agreement to lease the same vessel which had been previously foreclosed upon. The lease was accounted for as a capital lease and the Company valued the leased vessel at the present value of the lease payments totalling $587,405. During the year, the Company made five lease payments totalling $76,040 through the issuance of 2,095,939 shares of the company common stock.

         During the year ended June 30, 2004, the Company issued 3,027,010 shares of its common stock in exchange for the cancellation of indebtedness amounting to $149,868. The Company recoginized an $81,794 loss which was charged to operations on the difference between the value of the shares issued and amount of the canceled indebteness.

         During the year ended June 30, 2004, the Company issued 4,258,000 shares of its common stock to a consultant in connection with the Company's private offerings. The shares were valued at $425,220 and was charged against the proceeds received.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).

         The Company generates its revenue from a government contract, sales of aviation fuel, and the manufacturing of aluminum structures and marine crafts. Invoices on the government contract are on a cost plus fixed fee basis. On manufacturing sales, customers are invoiced at either the completion of the project, or upon pre-negotiated progress points, depending on contract terms.

         ACCOUNTS AND CONTRACTS RECEIVABLE

         Accounts and contracts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of June 30, 2004, the Company established an allowance for doubtful accounts in the amount of $18,308.

         PROPERTY AND EQUIPMENT

         Property  and  equipment  are  stated  at  cost.   Major  renewals  and
         improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

         The Company depreciates property and equipment on the straight-line method for financial reporting purposes as follows:

            Vessel held under capital lease   5 years
            Office equipment                  5 years
            Computer software                 3 years


         Depreciation expense charged to operations for the years ended June 30, 2004, and 2003 were $108,720 and $35,889, respectively.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         NET LOSS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For 2002 and 2003, common stock equivalents are anti-dilutive and, accordingly, basic and diluted earnings per share are the same

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

         CONCENTRATION OF CREDIT RISK

         Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. For the year ended June 30, 2004, the Company had only three customers. Balances due from these customers and their related sales for the fiscal year ended June 30, 2004 are as follows:

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                      ACCOUNTS
                                      RECEIVABLE             SALES
                                   ------------------  ------------------
         CUSTOMER    SERVICE       AMOUNT       %       AMOUNT       %
         --------  ------------
            I      R&D Contract       1,987     1.11%    68,956    24.68%
            2      Vessel sales      91,541    51.16%    91,540    32.76%
            3      Fuel sales        85,391    47.73%   118,930    42.56%
                                   --------  --------  --------  --------
                                    178,919   100.00%   279,426   100.00%
                                   ========  ========  ========  ========


         Due to the Company's financial condition, the Company's inability to collect from customer 2 or 3 could have a substantial impact on the company's ability to meet its future financial obligations. Further. the loss of business from any of these three customers would also impact the future financial condition of the Company.

         As of October 10, 2004, the Company has not collected from Customer 2 and has filed for mediation relating to the balance due. Management believes that it will be successful in its collection efforts.

         NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003,  the Financial  Accounting  Standards  Board  ("FASB")
         issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements"). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003 the FASB concluded to revise certain elements of Interpretation 46, primarily to clarify the required accounting for interests in variable interest entities. Interpretation 46R replaces Interpretation 46, that was issued in January 2003. Interpretation 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied Interpretation 46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46R. In general, for all entities

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         that were previously considered special purpose entities, Interpretation 46 should be applied in periods ending after December 15, 2003. Otherwise, Interpretation 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

         During  April  2003,  the FASB  issued  SFAS No.  149 -  "Amendment  of
         Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         During May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit post- retirement plans. However, it does not change the measurement or recognition of those plans as required under

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers" Accounting for Post Retirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for those asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities. " This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company's financial condition or results of operations.

         RECLASSIFICATION

         Certain amounts have in June 30, 2003 have been reclassified to conform with the June 30, 2004's presentation. Such reclassification had no effect on net income as previously reported.

         PENSION PLAN

         The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary amounts, determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the year ended June 30, 2004, the Company's pension expense was zero.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. ACCOUNTS RECEIVABLE

         ACCOUNTS RECEIVABLE AT JUNE 30, 2004 CONSIST OF THE FOLLOWING

            Trade receivables                     $ 178,919
            Allowance for doubtful accounts         (18,308)
                                                  ---------
                                                  $ 160,611
                                                  =========

NOTE 4.  INTANGIBLE ASSETS

         As part of the purchase of Integrated, the Company acquired intangibles assets of $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract is being amortized over the five-year term of the contract. Amortization expense for the year ended June 30, 2004 and 2003 totaled $100,514, and $75,386, respectively.

         Estimated amortization expense for the remaining life of the contract is as follows:

                  2005        $100,514
                  2006        $100,514
                  2007        $100,514
                  2008        $ 25,128

         Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the year ended June 30, 2004, the Company recognized no impairment loss.

NOTE 5.  LEASES

      OPERATING LEASE

      The Company leases its offices in Washington on a month-to-month basis at $1,250 per month. Rent expense for the years ended June 2004 and 2003 were $15,000 and $8,940, respectively.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         CAPITAL LEASE

         In July 2003, the Company entered into a new lease for a vessel that was repossessed during the previous year. Under the terms of the lease, the Company is required to make 58 monthly payments of $15,208. If all payments are made and if other commitments are kept, title to the vessel transfer over to the Company. The lease was accounted for as capital leases with the vessel being valued at $587,404, the present value of the minimum lease payments based on an effective interest rate of 17.914%. During the year ended June 30, 2004, the Company paid $91,248 toward this lease and issued 2,095,939 shares of its common stock valued at $76,040.

         Minimum future lease payments under the capital lease as of June 30, 2004 and for each subsequent year during the lease term and in the aggregate are as follows:

                  June 30, 2005                        $182,496
                  June 30, 2006                         182,496
                  June 30, 2007                         182,496

                  May 31, 2008                          167,288
                                                       --------

                  Total minimum lease
                    payments                            714,776

                  Less amount representing
                    interest                           (203,731)
                                                       --------

                  Present value of net minimum
                    lease payments                     $511,045
                                                       ========


 NOTE 6. NOTES PAYABLE

         CONVERTIBLE DEBENTURE

         In March of 2004, the Company entered into a securities purchase agreement and issued a convertible debenture with attached convertible warrants with an investor. The amount of the convertible debenture is $300,000 and is assessed interest at an annual rate of 7 3/4 %. The due date of the debenture is March of 2006. The payment of interest shall be in cash or, at the option of the holder, in shares of common stock of the Company valued at the then conversion price.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         In the event that the Company's registration statement has not been declared effective, the holder may demand repayment of $150% of the debenture, together will all accrued and unpaid interest in cash. Such repayment must be made within three days. In addition, the Company must issue immediately to the holder 50,000 shares of common stock and pay $15,000 for each thirty day period during which the principal amount including interest remains unpaid with the amount to increase to $20,000 for each thirty day period after the first ninety day period. During the year-end June 30, 2004, the investor converted $11,500 of the indebtedness in exchange for 3,145,834 shares of the Company's common stock. The balance of the convertible debenture as of June 30, 2004 amounted to $290,375, which includes accrued interest of $1,875. Interest charged to operations relating to this debenture for the year ended June 30, 2004 totaled $6,687.

         In connection with the issuance of the $300,000 debenture, the Company also issued warrants to the investor granting the investor the right to purchase 3,000,000 shares of the Company's common stock. The exercise price of the warrants is $1.00. The expiration date of the warrants is March 2007.

         The holder has the right to exercise at least 5% of the warrants per month provided that the common shares are available. If the holder does not exercise at least 5% of the warrants in any month, then the holder will not be entitled to collect interest on the debenture for that month.

         If the Company does not timely honor a debenture conversion or a warrant exercise and in the ten days the holder purchases shares of common stock of the Company, then the Company must pay cash to the holder, as liquidated damages, an amount equal to the purchase price exceeded the principal and/or interest amount of the debenture or warrant for which such conversion or exercise was not timely honored with interest at 15% per annum.

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         In the above transaction, the investor advanced $250,000 towards the future exercise of the above-indicated warrants. Of the amount advanced, the investor exercised warrants during the year ended June 30, 2004 to purchase 90,000 shares of the Company's common stock, thereby reducing the amount advanced to $160,000 at June 30, 2004.

         In addition, $25,000 was received during the year ended June 30, 2004, through the exercise of warrants for 25,000 shares of common stock

         OBLIGATION UNDER LICENSING AGREEMENT

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

         The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the year ended June 30, 2004 totaling $74,789. During the year the Company paid $79,605 towards this obligation and issued 800,000 shares of the Company's common stock to creditors of the note holder on its behalf that further reduced the obligation by $40,000. The balance due at June 30, 2004, including accrued interest, was $467,205. Under the terms of payment, this promissory note is in default.

         PAYABLE TO OTHERS

         During the year ended June 30, 2004, the Company received loans from third parties totaling $429,805 and made payments of $79,124. Of the $429,805 received, $314,059 was in from of convertible notes. The notes bear interest at annual rate of 8% and were due on various dates. Under the terms of each note, the note holder had the right to convert the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         the Company's common stock immediately prior to the date of initial financing. During the year ended June 30, 2004, all of the notes comprising $314,059 were converted into 10,554,626 of the common stock. The Company did not pay any interest on the notes during the year ended June 30, 2004 as the notes were immediately converted on date the funds from the note were received.

         In addition, the Company cancelled $87,009 of indebtedness due a third party during the year ended June 30, 2004 through the issuance of 1,434,770 shares of the Company's common stock. The balance of amounts payable to others at June 30, 2004 total $200,908, which is non-interest bearing and due on demand.

         A recap of notes payable as of June 30, 2004 is as follows:

            Amount due under convertible debenture  $ 290,375
            Obligation under licensing agreement      467,205
            Payable to third parties                  200,908
              Total                                   958,488
            Less current maturities                  (669,988)
                                                    ---------

            Long-term debt                          $ 288,500
                                                    =========


NOTE 7. RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2004, the Company's president advanced $42,830 and made payments back to her totaling $61,029. Balances of loans due to officers, directors, and other related parties as of June 30, 2004 amounted to $157,630. These loans are non-interest bearing, unsecured, and due on demand.

NOTE 8. INCOME TAXES

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

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. For the year ended June 30, 2003 and 2004, the allowances amounted to $430,429, an $604,568, respectively. As of June 30, 2004, the Company has unused operating loss carry forwards, which may provide future tax benefits in the amount of approximately $4,000,000, which expire in various years through 2024.


NOTE 9. STOCK ACTIVITY

         During the year ended June 30, 2004, the Company issued 35,002,883 shares of its common stock, of which 800,000 shares were issued in the cancellation of $40,000 of indebtedness due on the Company's licensing obligation, 792,240 were issued in cancellation of accrued rent and trade payables totaling $22,860, 1,434,770 shares were issued in cancellation of indebtedness totaling $87,009, 10,554,626 shares were issued in the conversion of $314,059 of convertible notes, 3,145,834 shares were issued in the conversion of $11,500 of the convertible debenture, 4,500,000 shares were issued for legal services valued at $400,000 which were charged to operations, 2,095,939 shares were issued on the Company vessel lease reflecting 5 lease payments of $76,040, 4,806,474 shares were issued to various consultants for services valued at $433,092 which was charged to operations, 615,000 shares were issued through the exercise of warrants for $115,000, 2,500,000 shares were issued in exchange for $150,000, and 4,258,000 shares were issue to a consultant for services rendered in connection with the Company's private offerings, which was valued at $455,220 which were charged to equity. The Company valued the shares issued for the cancellation of indebtedness at the value of the shares issued on the cancellation date of the respective debt. For the year ended June 30, 2004, the Company realized a loss on the difference between the value of these issued shares and the balance of the canceled date totaling $81,794.


NOTE 10. CONTINGENT LIABILITIES

         A former attorney of the Company reflects a outstanding balance due him from the Company of approximately $50,000. The Company believes that through cash payments and through the issuances of shares of its common stock to the attorney, the Company does not believe that there is any balance due him. Currently, the Company has contacted the attorney regarding the disputed balance due, but the attorney has yet to respond.

         A complaint has been filed against the Company on June 29, 2004, for sending out unsolicited advertisements via telephone facsimile machines in violation of the United States Telephone Consumer Protection Act. The complaint seeks to have class action certified. Each member of the

RADIX MARINE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         affected class, could assert a claim of $500. The sending of the unsolicited material was not authorized by the Company. Management has retained an attorney to represent them in this matter and management believes that class action status will not be granted.


NOTE 11 - MANAGEMENT'S  DISCUSSION ON FUTURE OPERATIONS

         The Company is in the development stage and relies upon advances from related parties and funds received through the sale of its stock to meet its current operating requirements. As shown in the accompanying financial statements, the Company incurred net losses of $1,229,796, and $1,727,335 respectively for the years June 30, 2003, and 2004, and as of June 30, 2004, the Company's current liabilities exceeded its current assets by $739,215 and had an accumulated deficit of $4,320,027. Management is actively pursuing customer contracts and has commenced operating its light manufacturing for marine and other products in September 2004. The Company is still providing services on its government contract. The Company is still actively seeking financing through loans and the offering of its equity. Management believes that these sources will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.


NOTE 12 - SUBSEQUENT EVENTS

               In the Company`s annual meeting of shareholders, it was approved to increase the number of authorized shares of Company's common stock from 75,000,000 shares to 250,000,000.

         In August 2004, the Company entered into a lease of various equipment utilized in its manufacturing facility that commenced operations in September 2004. The value of the equipment is approximately $52,000 and is payable in 12 monthly installments of $4,189. At the end of the lease, the Company has the option to purchase the equipment for $2.

         From July 1, 2004 through October 14, 2004 the company has issued additional shares of stock. A total of 5,376,275 shares of common stock were issued to retire $11,000 of the Convertible debenture, 110,000 shares of common stock were issued to retire $110,000 of the pre-paid warrant; 1,250,000 restricted shares were issued to members of the board of directors for compensation; and 782,034 shares of restricted common stock were issued to retire $14,300 in debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In October 2002, we dismissed Kurt D. Salinger, CPA and engaged Jonathon Reuben, C.P.A. ("Reuben") as our auditors. Our management was familiar with Reuben and believed the new auditing accountant would provide quality service in a timely manner. Our Board of Directors approved the change in accounting firm as of October 01, 2002. The new accounting firm was not consulted prior to engagement on any specific accounting matter either completed or proposed. Prior to such engagement we have never had any disagreements with accountants on matters of accounting, financial disclosure, matter of accounting principles or practices, or auditing scope or procedure; nor had any principal accountant, currently or in past recent years, resigned or declined to stand for re-election.

      On September 29, 2003, we dismissed Singer Lewak Greenbaum & Goldstein LLP ("Singer") as our independent auditor. Singer was engaged as our independent auditor from May 16, 2003 to September 29, 2003. Singer has issued no reports on financial statements of our company during the period that Singer was engaged or for the years ended June 30, 2001 and 2002. On June 5, 2003, Singer reported on the financial statements of Integrated Maritime Platforms International Inc, our wholly-owned subsidiary, for the year ended December 31, 2002 and for the period from April 9, 2001 inception to December 31, 2001.

      The decision to dismiss Singer was approved by our Board of Directors. During the period that Singer was engaged (and each of the two (2) years ended June 30, 2001 and 2002) there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Singer's satisfaction would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. During the period that Singer was engaged (and each of the two (2) years ended June 30, 2001 and 2002) Singer did not advise us of any "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K. We requested Singer to furnish a letter addressed to the Commission, stating whether it agrees with the statements made by us, and, if not, stating the respects in which it does not agree.

      On September 29, 2003, we engaged Reuben as our principal accountant to audit our financial statements. During the two (2) years ended June 30, 2001 and 2002, we did not consult Reuben on any matters described in Item 304(a)(2)(i) of Regulation S-K. During each of the two (2) years ended June 30, 2001 and 2002, we did not consult Reuben on any matters described in Item 304(a)(2)(ii) of Regulation S-K. We have provided Reuben with the opportunity to furnish it with a letter addressed to the Commission containing any new information, clarification of the Corporation's expression of its views, or the respects in which it does not agree with the statements made herein by the Corporation in response to Item 304(a).

      On May 16, 2003, we dismissed Reuben as our independent auditor. Reuben's reports on the our financial statements for each of the years ended June 30, 2001 and 2002, and the subsequent interim period ended May 16, 2003, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The decision to dismiss Reuben was approved by our Board of Directors. During each of the two (2) years ended June 30, 2001 and 2002, and the subsequent interim period ended May 16, 2003, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Reuben's satisfaction would have caused him to make reference in connection with their opinion to the subject matter of the disagreement. During each of the two (2) years ended June 30, 2001 and 2002, and the subsequent interim period ended May 16, 2003, Reuben did not advise us of any "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K. We requested Reuben to furnish a letter addressed to the Commission, stating whether it agrees with the statements made by us, and, if not, stating the respects in which it does not agree. A copy of this letter, dated as of May 27, 2003, is filed as Exhibit 16.1 to our report on Form 8-K/A.

      On May 16, 2003, we engaged Singer Lewak Greenbaum & Goldstein LLP ("Singer") as our principal accountant to audit our financial statements. During each of the two (2) years ended June 30, 2001 and 2002, and the subsequent interim period ended May 16, 2003, we did not consult Singer on any matters described in Item 304(a)(2)(i) of Regulation S-K. During each of the two (2) years ended June 30, 2001 and 2002, and the subsequent interim period ended May 16, 2003, we did not consult Singer on any matters described in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

      As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

ITEM 8B. REPORTS ON FORM 8-K

      The Company filed a Form 8-K on October 4, 2002, pursuant to its Change in Certifying Accountant.

      The Company filed a Form 8-K/A on May 28, 2003, pursuant to its Change in Certifying Accountant.

      The Company filed a Form 8-K/A on June 20, 2003, accompanied by financial statements, pursuant to its Agreement and Plan of Merger dated April 4, 2003 by and among Modern MFG Services, Inc., Modern Acquisition, Co. and Integrated Maritime Platforms International, Inc.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Name                                  Age         Office(s) Held
------------------------------        ---         ------------------------------

Kathleen R. Bright                    48          Director, Chief Executive
Officer and President

Roy A. H. Rainey                      50          Director

Roger Janssen                         40          Director

Scott Edwards                         55          Vice President

Monica Langfeldt                      35          Treasurer

Lieutenant  General William J.        72          Director
Hilsman, U.S. Army (RET.)

Glenn Turcotte                        64          Director

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

LIEUTENANT GENERAL WILLIAM J. HILSMAN, U.S. ARMY (RET.), DIRECTOR. Lieutenant General Hilsman is co-founder and Chief Executive Officer of DTI International, Inc. (DTI), a Philadelphia-based consulting company specializing in information system technology, distributed learning technologies and programs, and Homeland Security IT solutions. Before forming DTI, Mr. Hilsman was with InterDigital Communications Corporation for over ten years. InterDigital is a pioneer in digital wireless local loop systems using TDMA and CDMA technology. Mr. Hilsman joined InterDigital as one of the founders of the company in 1983, and served as President, Chief Executive Officer and Chairman of the Board for over ten years. Prior to joining InterDigital, Mr. Hilsman was Chief of Defense Communications and Manager of the National Communications System in Washington, D.C., where he was responsible for the DoD worldwide communications and command and control systems. He also led the government planning on the response to AT&T's divestiture of the Bell System operating companies. During his military career, he served in a number of key posts, including Commanding General of the Army's Research and Development Laboratories at Fort Monmouth, New Jersey, Commanding General of the U.S. Army Communications Training Center at Fort Gordon, Georgia, and President of the US Army Combat Arms Training Board (CATB) at Fort Benning, Georgia. Mr. Hilsman's tours of duty included the 1st Infantry Division, the 9th Infantry Division, and the 4th Armored Division of the US Army.

Mr. Hilsman currently serves on the Army Science Board Summer Study on the Future Combat System in Urban Combat, Stabilization and Peacekeeping Operations. He recently chaired the National Guard and Reserve Forces panel on the Defense Science Board Summer Study on the Role of the Department of Defense in Homeland Security. Mr. Hilsman was also a member of the Defense Science Board's task force on Training for Future Conflicts. In addition, Mr. Hilsman has served as a member of the Defense Science Board Summer Study on Tactics and Technology for Army 21st Century Military Superiority, as a consultant to the Army Science Board in distance learning, and as a consultant to the Defense Advanced Research Projects Agency (DARPA). He initiated and later served on the President's National Security Telecommunications Advisory Committee (NSTAC), a committee composed of chief executive officers from the telecommunications and information systems industry, advising the President on issues of national security and emergency preparedness. In addition, Mr. Hilsman is the founder and Chairman Emeritus of the National Science Center, Inc., a not-for-profit corporation in partnership with the United States Army and the private sector, dedicated to motivating America's youth to pursue education and careers in math and science. He also chairs the National Guard's Bureau (NGB) Strategic Issues Task Force to address the roles and missions of the NGB information technology systems in the year 2010. Mr. Hilsman led the Institute for Defense Analysis study team on distributed learning, strategic planning for the Army Training Support Center, and training of the digital army of the future. Mr. Hilsman graduated from the United States Military Academy at West Point in 1954 and, in 1962, received a Masters Degree in Electrical Engineering with a major in Computer Science from Northeastern University in Boston, Massachusetts. Mr. Hillsman attended the Army's Command and General Staff College at Fort Leavenworth and the Industrial College of the Armed Forces in Washington, DC.

Mr. Hilsman serves on three non-profit Boards of Directors today: the National Science Center, Inc., the Community Learning and Information Network, and the Network for Instructional TV, Inc., all dedicated to improving education and career opportunities for America's youth.

GLENN TURCOTTE, DIRECTOR. Since 1976, Mr. Turcotte has served in various capacities for Katy Industries, Inc., a company engaged in the production of maintenance and electrical products. From June 1995 through June 2001, Mr. Turcotte served as an Executive Vice President and Director of Katy. In June 2001, Mr. Turcotte resigned from Katy Industries, Inc. as a result of a change in control of the company. Mr. Turcotte also served on the Board of Directors for USA/Republic of China Economic Council. Mr. Turcotte graduated from the University of Minnesota in 1962.

      All directors hold office until the next annual meeting of shareholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Directors do not receive cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Significant Employees

      As of October 15, 2004, we have 8 full-time employees and 5 part-time employees. As we expand, additional engineering, technical, and management staff will be required.

Committees of the Board Of Directors

      We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will establish various committees during the current fiscal year.

Terms of Office

      Our directors are appointed for a one-year term to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

ITEM 10. EXECUTIVE COMPENSATION

                                    SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                               -----------------------------------
                      Annual Compensation               Awards            Payouts
                    --------------------------------------------------------------
                                       Other                  Securities
                                      Annual                    Under-
Name and                              compen-     Restricted    lying       LTIP    All Other
Principal           Salary   Bonus     sation        Stock     Options/    Payouts   Compen-
Position      Year    ($)     ($)       ($)         Awards     SARs (#)      ($)    sation ($)
----------------------------------------------------------------------------------------------
Kathleen      2002 25,920(1)  --        --        250,000(2)      --         --      --
Bright        2003 10,080(1)  --        --           --           --         --      --
President     2004 12,960(1)  --        --           --           --         --      --
and Chief
Executive
Officer

(1) Represents a salary received from our wholly-owned subsidiary, Integrated Marine Platforms International, Inc.

(2) Represents 250,000 shares of restricted stock issued in August 2004.

Outstanding Stock Options

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

2004 Stock Incentive Plan

      On August 5, 2004, we held our annual meeting of shareholders pursuant to which our shareholders approved our 2004 Employee Stock Incentive Plan and to authorize 5,000,000 shares of Common Stock for issuance under the Plan.

      The 2004 Incentive Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 2,000,000 shares of Common Stock for issuance under the 2004 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

      The 2004 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2004 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

      The primary purpose of the 2004 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. In the event that the 2004 Incentive Plan is not adopted the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants.

      The 2004 Incentive Plan, when approved, will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2004 Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

      Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

      Members of the Board of Directors who are eligible employees are permitted to participate in the 2004 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2004 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2004 Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as per the Shareholder List as of June 30, 2004.

Name and Address              Amount and Nature
Of Beneficial Holder          of Beneficial Ownership       Percent
--------------------          -----------------------       -------

Roger Janssen                 3,612,500 shares              5.4%
403 Kenrick Place
Burlington, WA 98233

Kathleen Bright               1,750,000                     2.6%
4105 Kennedy Dr.
Bremerton, WA 98310

Roy Rainey                    1,400,000                     2.1%
1854 Kint Drive
Bremerton, WA 98311

Monica Langfeldt                250,000                     *
326 E 65th Street #19
New York, NY 10021

Scott Edwards
P.O. Box 207
Keyport, WA 98345                     0                     *

* Less than 1%

Security Ownership of Management.

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

Exhibits

Exhibit 2.1 Agreement and Plan of Merger, dated April 4, 2003 by and among Modern MFG Services, Inc., Modern Acquisition Co., and Integrated Maritime Platforms International, Inc.(1)

Exhibit 3.1:  Articles of Incorporation(2)

Exhibit 3.2:  Certificate of Amendment of the Articles of Incorporation(2)

Exhibit 3.2:  By-laws(2)

Exhibit 16.1  Letter on Change in Certifying Accountants(3)

Exhibit 21.1  Subsidiaries of the Registrant

Exhibit 31.1  Certification  by  Kathleen  Bright,   Chief  Executive   Officer,
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification by Scott Edwards, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1  Certification  by  Kathleen  Bright,   Chief  Executive   Officer,
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification by Scott Edward, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K/A filed with the Commission on June 20, 2003.

(2) Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the Commission on June 9, 1997 - File No. 000-22027.

(3) Incorporated by reference from our Form 8-K/A filed with the Commission on May 28, 2003 and our Form 8-K/A filed with the Commission on October 10, 2003

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended June 30, 2004 and June 30, 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $49,564.55, and $13,660.22, respectively.

      Tax Fees. The Company incurred fees to auditors of $5,932 and $1,009 for tax compliance matters during the fiscal years ended June 30, 2004 and 2003, respectively.

      All Other Fees. For the fiscal year ended June 30, 2004, the Company did not incur fees to auditors for services rendered to the Company, other than the services covered in "Audit Fees" or "Tax Fees."

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       Radix Marine, Inc.


                                       By: /s/ Kathleen Bright, President
                                           -------------------------------------
                                       Date: October 15, 2004
                                             -----------------------------------

                                       By: /s/ Scott Edwards, Acting CFO
                                           -------------------------------------
                                       Date: October 15, 2004
                                             -----------------------------------