Form 10QSB
period 2004-09-30
RADIX MARINE INC
filed 2004-11-22
CIK 1030984

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2004

                          Commission File No. 001-15337

                               RADIX MARINE, INC.
        (Exact name of small business issuer as specified in its charter)
  -----------------------------------------------------------------------------

                     Nevada                           84-0503585
           (State of Incorporation)       (IRS Employer Identification No.)

                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383

                                 (360) 692-6446
  -----------------------------------------------------------------------------

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

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 22, 2004, there were issued and outstanding 77,231,057 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                               RADIX MARINE, INC.

                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated Balance Sheet as of September 30, 2004                   3

         Consolidated Statements of Operations for the three months
                  ending September 30, 2004 and 2003                           4

         Consolidated Statements of Cash Flows for the three months
                  ending September 30, 2004 and 2003                           5

         Notes to financial statements                                      7-18

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19

Item 3.   Controls and Procedures                                             20

PART II.  OTHER INFORMATION                                                   20

SIGNATURES                                                                    21

RADIX MARINE, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                   SEPTEMBER 30,
ASSETS                                                                 2004
                                                                   -----------
                                                                   (UNAUDITED)
    CURRENT ASSETS
       Cash                                                        $     1,082
       Accounts receivable                                             174,010
       Inventories                                                      13,025
       Prepaid expenses and other current assets                        57,200
                                                                   -----------
          TOTAL CURRENT ASSETS                                         245,317
                                                                   -----------

    PROPERTY & EQUIPMENT
       Property held under capital lease                               639,404
       Office equipment                                                  5,052
       Shop equipment                                                    2,835
       Computer software                                                 2,246
                                                                   -----------
                                                                       649,537
       Less accumulated depreciation                                  (139,669)
                                                                   -----------
                                                                       509,868
                                                                   -----------

    OTHER ASSETS
       Intangible assets not subject to amortization
          Goodwill                                                     550,704
       Intangible assets subject to amortization
          Other                                                        301,542
                                                                   -----------
                                                                       852,246
                                                                   -----------

          TOTAL ASSETS                                             $ 1,607,431
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES
       Accounts payable                                            $    58,973
       Unearned income                                                  18,209
       Payroll taxes payable                                            23,107
       Accrued expenses                                                 34,799
       Payable to related parties                                      200,012
       Convertible Debenture, including accrued interest                 8,699
       Current maturities of long-term debt                            649,821
       Current portion of obligation under capital lease               151,448
                                                                   -----------
          TOTAL CURRENT LIABILITIES                                  1,145,068
                                                                   -----------

       Convertible Debenture                                           277,500
       Obligations under capital lease                                 384,677

          TOTAL LIABILITIES                                          1,807,245
                                                                   -----------
    STOCKHOLDERS' (DEFICIT)
       Common stock,  $.001 par value; authorized
          250,000,000 shares; issued and outstanding
          73,413,458 shares as of September 30, 2004                    73,414
       Additional paid-in capital                                    4,195,635
       Deficit accumulated during the development stage             (4,603,863)
       Prepaid common stock warrants                                   140,000
                                                                   -----------

          TOTAL STOCKHOLDERS' (DEFICIT)                               (194,814)
                                                                   -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)            $ 1,612,431
                                                                   ===========

RADIX MARINE, INC.
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     2003            2004
                                                 ------------    ------------
                                                 (UNAUDITED)      (UNAUDITED)
INCOME
   Revenue from research & development
     contract                                    $         --    $      3,341
   Product sales                                           --          18,223
   Vessel sales                                        53,353              --
   Sale of aviation fuel                                   --          85,909
                                                 ------------    ------------
                                                       53,353         107,473
                                                 ------------    ------------

EXPENSES
   Cost of sales                                           --          96,558
   Selling, general and administrative                 89,475         245,899
   Loss on abandonment of website development              --              --
   Loss on impairment of goodwill                          --              --
   Research and development                            29,729          10,945
                                                 ------------    ------------
                                                      119,204         353,402
                                                 ------------    ------------

OTHER INCOME (EXPENSES)
   Loss on disposal and repossession of assets             --              --
   Interest income                                         --              --
   Interest expense                                      (620)        (37,907)
   Gain (loss) on extinguishments of debt                  --              --
                                                 ------------    ------------
                                                         (620)        (37,907)
                                                 ------------    ------------

   NET LOSS                                      $    (66,471)   $   (283,836)
                                                 ============    ============

PER SHARE DATA
   BASIC LOSS PER SHARE                          $          *    $          *
                                                 ============    ============

   WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                          32,940,621      69,182,883
                                                 ============    ============

* Less than $(.01) loss per share

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2003             2004
                                                                               ---------       ---------
                                                                              (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                    $ (66,471)      $(283,836)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
          Stock issued for services                                                2,000          50,000
          Abandonment of website development                                          --              --
          (Gain)  loss on extinguishment of indebtedness                              --              --
          Loss on disposal and repossession of assets                                 --              --
          Loss on impairment of goodwill                                              --              --
          Depreciation expense                                                       253          30,774
          Amortization expense                                                    25,129          25,129
          (Increase) decrease in assets                                               --
            (Increase) in accounts receivable                                     34,051         (13,399)
            (Increase) in inventories                                                 --         (13,025)
            (Increase) in prepaid expenses and other current assets                   --           2,800
          Increase (decrease) in liabilities                                          --
            Increase (decrease) in accounts payable and accrued expenses         (46,516)        138,700
            Increase (decrease) in unearned income                                    --          18,209
            Increase (decrease) in licensing obligation                               --              --
            Increase in notes payable                                                 --              --
            Increase (decrease) in obligations under capital lease                    --              --
                                                                               ---------       ---------
            NET CASH USED IN OPERATING ACTIVITIES                                (51,554)        (44,648)
                                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Office equipment/software purchases                                                --          (2,835)
   Proceeds on loans receivable                                                   32,010              --
   Advances on loans receivable                                                  (18,590)             --
                                                                               ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                                   13,420          (2,835)
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Amounts received from related parties                                          24,715             900
   Amounts received from line of credit                                               --              --
   Amounts received from long-term debt                                           10,875              --
   Amounts received from payables to others                                       60,000              --
   Amounts received from convertible debenture                                        --              --
   Amounts received from convertible notes                                            --              --
   Amounts received from exercise of common stock warrants                            --              --
   Amounts received in connection with the issuance of common stock warrants          --          80,000
   Cash received in reverse acquisition with MPEG Super Site, Inc.                    --              --
   Repayments to related parties                                                 (12,635)         (1,270)
   Repayments of long-term debt                                                  (44,436)        (26,920)
   Repayments of payables to others                                                   --         (46,747)
   Proceeds from private offerings                                                    --              --
   Costs incurred from private offerings                                              --              --
                                                                               ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                               38,519           5,963
                                                                               ---------       ---------
          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                              385         (41,520)
          BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                              145          42,602
                                                                               ---------       ---------
          ENDING BALANCE - CASH AND CASH EQUIVALENTS                           $     530       $   1,082
                                                                               =========       =========

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          2003          2004
                                                      -----------   -----------
                                                      (UNAUDITED)   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Interest Expense                                   $       384   $    24,827
                                                      ===========   ===========
   Income Taxes                                       $        --   $        --
                                                      ===========   ===========


       NON-CASH FINANCING AND INVESTING INFORMATION:

          During the three months ended September 30, 2004, the Company issued 782,034 shares of its common stock to consultants in the cancellation of $14,800 of indebtedness.

          During the three months ended September 30, 2004, holders of the Company convertible debentures exercised their option and converted $11,000 of indebtedness in exchange for 5,376,275 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $110,000 for the purchase of 110,000 additional common shares.

          During the three months ended September 30, 2004, the Company entered into an agreement to lease shop equipment. The transaction was accounted for as a capital lease and the Company valued the leased equipment at the present value of the lease payments totaling $52,000.

RADIX MARINE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

             The Company has entered into a four year research and development contract with the United States Government acting through the Naval Undersea Warfare Center to develop a military capability for multiple undersea warfare missions using Undersea Vehicles with varying levels of manning and autonomy through a multi-phase program named the Spartan Undersea Warfare Combat Vehicle Program. In September 2004, the Company commenced its manufacturing operations. As of September 30, 2004, the Company had three contracts to construct marine lamps, two vessels (contract price $20,000), and kennels. The Company received deposits on these contracts in August and September 2004 totaling $22,760. Lamps, with a sales price of $18,202, was shipped in September 2004 of which $4,551 was credited against the deposit received and $13,651 is due from the customer. The $13,651 was received by the Customer in October 2004.

             The Company was in the development stage as defined in FASB Statement 7 through June 30, 2004. The Company has not paid any dividends and dividends, that may be paid in the future, will depend on the financial requirements of the Company and other relevant factors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             INTERIM FINANCIAL STATEMENTS

             The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Radix Marine, Inc. consolidated financial statements for the year ended June 30, 2004, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

             In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the three-month periods ended September 30, 2003 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

             BASIS OF PRESENTATION

             The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

             The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

             REVENUE RECOGNITION

             The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by Staff Accounting Bulletin 104.

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

             INVENTORIES

             Inventories are stated at the lower of cost, determined on the FIFO method, or market.

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


                  Vessel held under capital lease    5 years
                  Office equipment                   5 years
                  Computer software                  3 years

             Depreciation  expense  charged to operations  for the  three-months
             ended   September  30,  2003,   and  2004  was  $253  and  $30,774,
             respectively.

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

              NET LOSS PER SHARE

             The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
             (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings
             (loss) per share are excluded. The Company has convertible debentures and warrants outstanding as of September 30, 2004, which are considered common stock equivalents and are anti-dilutive. Accordingly, basic and diluted earnings per share exclude these common stock equivalents from the related computation.

             CASH AND CASH EQUIVALENTS

             For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

             CONCENTRATION OF CREDIT RISK

             The Company primarily transacts its business with two financial institutions and maintains its cash in bank deposits, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

             Another concentration of credit risks pertains to its accounts receivable. As of September 30, 2004, the Company is due $190,693 from four customers. As indicated, these receivables are unsecured and non-interest bearing. If any one of these four customers fails to pay, it would create a further hardship on the Company's ability to continue operating. Balances due from these customers and their related sales for the three months ended September 30, 2004 are as follows:

                                                           ACCOUNTS RECEIVABLE          QUARTERLY SALES
                                                        ------------------------  --------------------------
              CUSTOMER             SERVICE                  AMOUNT           %        AMOUNT             %
             -----------    --------------------
                 1          R&D Contract                     1,625         .84%        3,341          3.10%
                 2          Mfg                             13,651        7.10%       18,223         16.96%
                 3          Vessel sales                    91,541       47.60%           --             0%
                 4          Fuel sales                      85,500       44.46%       85,909         79.94%
                                                        -----------  -----------  -----------    -----------
                                                           192,317      100.00%      107,473        100.00%
                                                        ===========  ===========  ===========    ===========

             As of September 30, 2004, the Company has established an allowance for doubtful accounts totaling $18,307

             RESEARCH AND DEVELOPMENT

             The Company expenses research and development costs as incurred.

             USE OF ESTIMATES

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

             RECLASSIFICATION

             Certain amounts in September 30, 2003 have been reclassified to conform with the September 30, 2004's presentation. Such reclassification had no effect on net income as previously reported.

             PENSION PLAN

             The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary and determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the three-months ended September 30, 2004, the Company's pension expense was $0.

NOTE 3 - INVENTORIES

             INVENTORIES AS OF SEPTEMBER 30, 2004 CONSIST OF THE FOLLOWING:

                  WORK IN PROCESS           $13,025


NOTE 4 -     INTANGIBLE ASSETS

             As of September 30, 2004 the Company has intangible assets totaling $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract is being amortized over the five-year term of the contract. Amortization expense for the three-months ended September 30, 2004 and 2003 was $25,129 and $25,129, respectively.

             Estimated amortization expense for the remaining life of the contract is as follows:

                           2005              $ 100,514
                           2006                100,514
                           2007                100,514

             Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the three months ended September 30, 2004, no impairment loss was recognized by the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

             During the three-months ended September 30, 2004, the Company's President advanced $900 and received repayments totaling $1,270. Balances of loans due to officers, directors and other related parties as of September 30, 2004 amounted to $200,012. These loans are non-interest bearing, unsecured and due on demand.

NOTE 6 - NOTES PAYABLE

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

             The conversion price shall be equal to the lesser of $0.20 or 70% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the election to convert.

             If on the day of conversion the volume weighted average price is below $0.05, then the Company shall have the right to prepay the portion of the debenture that the holder elected to convert plus any accrued and unpaid interest at 150% of such amount. If the Company elects to prepay that portion of the debenture then the holder has the right to withdraw its conversion notice.

             Under the terms of the debenture, the shares issued on conversion must be registered. Therefore, upon notification of a conversion, the Company continues to file registration statements as required. In the event that the Company's registration statement has not been declared effective, the holder may demand repayment of $150% of the debenture, together will all accrued and unpaid interest in cash. Such repayment must be made within three days. In addition, the Company must issue immediately to the holder 50,000 shares of common stock and pay $15,000 for each thirty day period during which the principal amount including interest remains unpaid with the amount to increase to $20,000 for each thirty day period after the first ninety day period. During the three-months ending September 30, 2004, the investor converted $11,000 of the indebtedness in exchange for 5,376,275 shares of the Company's common stock. The balance of the convertible debenture as of September 30, 2004 amounted to $281,199, which includes accrued interest of $3,699. Interest charged to operations relating to this debenture for the year ended June 30, 2004 totaled $5,612.

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

             In the above transaction, the investor advanced $250,000 towards the future exercise of the above-indicated warrants. Of the amount advanced, the investor exercised warrants during the three-months ended September 30, 2004 to purchase 110,000 shares of the Company's common stock, thereby reducing the amount advanced to $50,000 at September 30, 2004.

             In addition, in August 2004, the investor advanced $90,000 for the future purchase of warrants. Of the $90,000 advance, $10,000 was sent directly to the Company's attorney as a partial payment for the preparation of a registration statement on Form SB-2. The $90,000 has been classified to prepaid warrants, which as September 30, 2004, had a balance of $160,000.

             Upon the completion of the registration statement, the Company will receive an additional $60,000, of which $10,000 will be sent directly to the Company's attorney as payment on the preparation of the registration statement.

             A reconciliation of the non-detachable warrants outstanding as of September 30, 2004 follows:

             Warrants Granted - Mar 2004             3,000,000
             Warrants exercised through
                  June 30, 2004                        (90,000)
             Warrants exercised - Three-months
                  ended September 30, 2004            (110,000)
                                                     ---------
                  Warrant outstanding -
                           September 30, 2004        2,800,000
                                                     =========


             In addition, In August 2004, the Company borrowed $5,000 from a another third party evidenced by a convertible note. The note bears interest at annual rate of 8% is due in November 2004. Under the terms of the note, the note holder has the right to convert the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of August 16, 2004.

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

             The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the three-months ended September 30, 2004 totaling $9,344. The Company made no payments towards this obligation during this period. The balance due at September 30, 2004, including accrued interest, was $476,549. Under the terms of payment, this promissory note is in default.

             PAYABLE TO OTHERS

             During the three-months ended September 30, 2004, the Company issued 782,034 782,034 shares of the Company's common stock in exchange for the cancellation of $14,800 of indebtedness.

             At September 30, 2004, the Company had payables to third parties totaling $173,273. These loans are unsecured, non-interest bearing, and due on demand.

             A recap of notes payable as of September 30, 2004 is as follows:

                  Amount due under convertible debenture        $286,199
                  Obligation under licensing agreement           476,549
                  Payable to third parties                       173,272
                                                                --------
                     Total                                       936,020
                  Less current maturities - Convertible
                         Denture                                  (8,699)
                   Less current maturities due third parties    (649,821)
                                                                --------
                  Long-term debt                                $277,500
                                                                ========

NOTE 7- INCOME TAXES

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

             An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of September 30, 2004, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $4,100,000 which expire in various years through 2024.

NOTE 7 - STOCK ACTIVITY

             During the three-months ended September 30, 2004 the Company issued 782,034 shares of its common stock in exchange for the cancellation of $14,800 of indebtedness.

         During the three-months ended September 30, 2004, holders of convertible debentures exercised their option and converted $11,000 of indebtedness in exchange for 5,376,275 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $110,000 for the purchase of 110,000 additional common shares.

         During the three-months ended September 30, 2004 the Company issued 1,250,000 shares of common stock to members of its Board of Directors as compensation. The shares were valued at $50,000 and charged to operations.

NOTE 8. CONTINGENT LIABILITIES

         A former attorney of the Company reflects an outstanding balance due him from the Company of approximately $50,000. The Company believes that through cash payments and through the issuances of shares of its common stock to the attorney, the Company does not believe that there is any balance due him. Currently, the Company has contacted the attorney regarding the disputed balance due, but the attorney has yet to respond.

         A complaint has been filed against the Company on June 29, 2004, for sending out unsolicited advertisements via telephone facsimile machines in violation of the United States Telephone Consumer Protection Act. The complaint seeks to have class action certified. Each member of the affected class could assert a claim of $500. The sending of the unsolicited material was not authorized by the Company. Management has retained an attorney to represent them in this matter and management believes that class action status will not be granted. As of September 30,2004, there has been no change in the disposition of this case.


NOTE 9 - SUBSEQUENT EVENTS

         During the period from October 1, through November 12, 2004, the Company issued the following shares of its common stock:


          October 18, 2004          863,015 shares against Convertible debenture
                                    10,000 shares against Prepaid Warrant

          October 27,2004           250,000  shares  as   compensation   to  the
                                    Company's  Vice-President  of Marketing  and
                                    150,000 shares in an employee in lieu of $2500 in compensation, employee

          November 3, 2004          1,027,735    shares   against    Convertible
                                    debenture   10,000  shares  against  prepaid
                                    warrant

          November 11, 2004         1,496,849    shares   against    Convertible
                                    debenture   10,000  shares  against  prepaid
                                    warrant

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

RESULTS OF OPERATIONS

For the three-months ended September 30, 2003 and 2004

During the three-month period ending September 30, 2003, the Company generated revenues of $53,353 from engineering services provided to the U.S. Navy. Operating expense for this period was $119,204, including cost of goods sold of $29,729; contract amortization of $25,128; payroll expense of $20,240; legal fees of $13,629; and the remaining in general overhead costs.

During the three-month period ended September 30, 2004, the Company had revenue of $3,341 from its contract with the U.S. Navy, $85,909 in fuel sales, and $18,223 from light manufacturing projects. During this three-month period, the Company had cost of goods sold of $96,558, and general and administrative expenses totaling $245,899. General and administrative expenses consisted primarily of depreciation expense of $30,522, payroll of $67,073, stock-based Board of Director compensation expense of $50,000, and contract amortization expense of $25,129.

During the three-months ended September 30, 2004, the Company also incurred $10,945 in research and development costs and interest expense of $37,907.

Liquidity and Capital Resources

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

Cash and cash  equivalents  as of September  30, 2004 was $1,082.  Cash received during this three-month period included an $80,000 advance on the future exercise of Common Stock Warrants, $112,286 from accounts receivable, and $900 from the Company's president as an advance. Of the $193,186 received, $163,840 was used in operations, $2,835 was used to purchase manufacturing equipment, $26,920 was used to reduce the principal obligations under capital leases and $46,747 was to reduce obligations due third parties.

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

Through September 30, 2004, La Jolla Cove Investors provided us with an aggregate of $300,000 as consideration for convertible debenture and $340,000, as advances against the future exercise of common stock warrants, and $150,000 for the issuance of our common stock.

During the period from October 1, through November 12, 2004, the Company issued the following shares of its common stock:

        October 18, 2004   863,015 shares against  Convertible  debenture 10,000
                           shares against Prepaid Warrant

        October 27,2004    250,000  shares  as  compensation  to  the  Company's
                           Vice-President of Marketing, valued at $4,200, and 150,000 shares in an employee in lieu of $2500 in compensation, employee

        November 3, 2004   1,027,735 shares against Convertible debenture 10,000
                           shares against prepaid warrant

        November 11, 2004  1,496,849 shares against Convertible debenture 10,000 shares against prepaid warrant


ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on March 17, 2004 for the sale of
(i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these convertible debentures and warrants.

As of September 30, 2004, the investors provided us with an aggregate of $300,000 in convertible debenture and $340,000 as advances of future exercise of common stock warrants and $25,000 for the issuance of common stock. A recap of these advances is as follows:

      o $250,000 was disbursed to us on March 18, 2004; with an additional $50,000 which was been retained for services provided to our company by various professionals, and was directly disbursed upon effectiveness of our registration statement; We received back $20,000 of the $50,000 retainer in April 2004.

      o $250,000 was disbursed on May 5, 2004 upon effectiveness of the registration;

      o In exchange for issuing La Jolla 2,500,000, we received $100,000 on June 28, 2004; with an additional $50,000 retained for professional services. and

      o $80,000 was disbursed to us on August 16, 2004; with an additional $10,000, which was directly disbursed for professional services.

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

                                         RADIX MARINE, INC.


                                         By: /s/ Kathy Bright
                                             --------------------------------
                                             Chief Executive Officer


Dated: November 22, 2004