Form 10QSB/A
period 2004-09-30
RADIX MARINE INC
filed 2004-12-01
CIK 1030984

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of December 1, 2004, there were issued and outstanding 77,231,057 shares of Common Stock, $.001 par value per share.

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
                                                 ============    ============

* Less than $(.01) loss per share

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2003             2004
                                                                               ---------       ---------
                                                                              (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                    $ (66,471)      $(283,836)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
          Stock issued for services                                                2,000          50,000
          Abandonment of website development                                          --              --
          (Gain)  loss on extinguishment of indebtedness                              --              --
          Loss on disposal and repossession of assets                                 --              --
          Loss on impairment of goodwill                                              --              --
          Depreciation expense                                                       253          30,774
          Amortization expense                                                    25,129          25,129
          (Increase) decrease in assets                                               --
            (Increase) in accounts receivable                                     34,051         (13,399)
            (Increase) in inventories                                                 --         (13,025)
            (Decrease) in prepaid expenses and other current assets                   --           2,800
          Increase (decrease) in liabilities                                          --
            (Increase) decrease in accounts payable and accrued expenses         (46,516)        138,700
            Increase (decrease) in unearned income                                    --          18,209
            Increase (decrease) in licensing obligation                               --              --
            Increase in notes payable                                                 --              --
            Increase (decrease) in obligations under capital lease                    --              --
                                                                               ---------       ---------
            NET CASH USED IN OPERATING ACTIVITIES                                (51,554)        (44,648)
                                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Office equipment/software purchases                                                --          (2,835)
   Proceeds on loans receivable                                                   32,010              --
   Advances on loans receivable                                                  (18,590)             --
                                                                               ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                                   13,420          (2,835)
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Amounts received from related parties                                          24,715             900
   Amounts received from line of credit                                               --              --
   Amounts received from long-term debt                                           10,875              --
   Amounts received from payables to others                                       60,000              --
   Amounts received from convertible debenture                                        --              --
   Amounts received from convertible notes                                            --              --
   Amounts received from exercise of common stock warrants                            --              --
   Amounts received in connection with the issuance of common stock warrants          --          80,000
   Cash received in reverse acquisition with MPEG Super Site, Inc.                    --              --
   Repayments to related parties                                                 (12,635)         (1,270)
   Repayments of long-term debt                                                  (44,436)        (26,920)
   Repayments of payables to others                                                   --         (46,747)
   Proceeds from private offerings                                                    --              --
   Costs incurred from private offerings                                              --              --
                                                                               ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                               38,519           5,963
                                                                               ---------       ---------
          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                              385         (41,520)
          BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                              145          42,602
                                                                               ---------       ---------
          ENDING BALANCE - CASH AND CASH EQUIVALENTS                           $     530       $   1,082
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

             The Company has entered into a four year research and development contract with the United States Government acting through the Naval Undersea Warfare Center to develop a military capability for multiple undersea warfare missions using Undersea Vehicles with varying levels of manning and autonomy through a multi-phase program named the Spartan Undersea Warfare Combat Vehicle Program. In September 2004, the Company commenced its manufacturing operations. As of September 30, 2004, the Company had three contracts to construct marine lamps, two vessels (contract price $20,000), and kennels. The Company received deposits on these contracts in August and September 2004 totaling $22,760. Lamps, with a sales price of $18,202, were shipped in September 2004 of which $4,551 was credited against the deposit received and $13,651 is due from the customer. The $13,651 was received by the Customer in October 2004.

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

             The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has continued losses. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

             Another concentration of credit risks pertains to its accounts receivable. As of September 30, 2004, the Company is due $192,317 from four customers. As indicated, these receivables are unsecured and non-interest bearing. If any one of these four customers fails to pay, it would create a further hardship on the Company's ability to continue operating. Balances due from these customers and their related sales for the three months ended September 30, 2004 are as follows:

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

NOTE 3 - INVENTORIES

             INVENTORIES AS OF SEPTEMBER 30, 2004 CONSIST OF THE FOLLOWING:

                  WORK IN PROCESS           $13,025
                                            =======

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

             PAYABLE TO OTHERS

             During the three-months ended September 30, 2004, the Company issued 782,034 shares of the Company's common stock in exchange for the cancellation of $14,800 of indebtedness.

             At September 30, 2004, the Company had payables to third parties totaling $173,273. These loans are unsecured, non-interest bearing, and due on demand.

             A recap of notes payable as of September 30, 2004 is as follows:

                  Amount due under convertible debentures       $286,199
                  Obligation under licensing agreement           476,549
                  Payable to third parties                       173,272
                                                                --------
                     Total                                       936,020
                  Less current maturities - Convertible
                         Debentures                               (8,699)
                   Less current maturities due third parties    (649,821)
                                                                --------
                  Long-term debt                                $277,500
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

NOTE 8 - STOCK ACTIVITY

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

NOTE 9. CONTINGENT LIABILITIES

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


NOTE 10 - SUBSEQUENT EVENTS

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


Dated: December 1, 2004