Form 10QSB
period 2004-12-31
RADIX MARINE INC
filed 2005-02-22
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

                          Commission File No. 001-15337

                               RADIX MARINE, INC.
        (Exact name of small business issuer as specified in its charter)



                Nevada                           84-0503585
       (State of Incorporation)       (IRS Employer Identification No.)

                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
                    (Address of principal executive offices)

                                 (360) 692-6446
                          (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 18, 2005 there were issued and outstanding 122,641,717 shares of Common Stock, $.001 par value per share.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                               RADIX MARINE, INC.
                DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated Balance Sheet as of December 31, 2004                  3

         Consolidated Statements of Operations for the six months
           and three months ended December 31, 2004 and 2003                 5

         Consolidated Statements of Cash Flows for the six months
           and three months ended December 31, 2004 and 2003               6-8

         Notes to financial statements                                    9-15

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              16

Item 3.  Controls and Procedures                                            17

PART II. OTHER INFORMATION                                                  17

SIGNATURES                                                                  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                    DECEMBER 31,
                                                                       2004
                                                                    -----------
                                                                    (UNAUDITED)
ASSETS
   CURRENT ASSETS
      Cash                                                          $       430
      Accounts receivable                                               147,231
      Inventories                                                        27,704
      Prepaid expenses and other current assets                          54,815
                                                                    -----------

        TOTAL CURRENT ASSETS                                            230,180
                                                                    -----------

   PROPERTY & EQUIPMENT
      Property held under capital lease                                 639,404
      Office equipment                                                    5,052
      Shop equipment                                                      8,770
                                                                    -----------

                                                                        653,226
      Less accumulated depreciation                                    (171,061)
                                                                    -----------

                                                                        482,165
                                                                    -----------
   OTHER ASSETS
      Intangible assets not subject to amortization
        Goodwill                                                        550,704
                                                                    -----------

                                                                        550,704
                                                                    -----------

        TOTAL ASSETS                                                $ 1,263,049
                                                                    ===========

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                    DECEMBER 31,
                                                                        2004
                                                                    -----------
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
   CURRENT LIABILITIES
      Line of credit payable                                        $     9,800
      Accounts payable                                                  174,683
      Payroll taxes payable                                              40,833
      Accrued expenses                                                   43,758
      Unearned revenue                                                   11,760
      Payable to related parties                                        198,902
      Convertible note                                                    5,000
      Current maturities of long-term debt                              645,400
      Current maturities of obligations under capital lease             144,462
                                                                    -----------

        TOTAL CURRENT LIABILITIES                                     1,274,598

      Convertible debenture                                             267,500
      Obligations under capital lease                                   355,854
                                                                    -----------

        TOTAL LIABILITIES                                             1,897,952
                                                                    -----------

   STOCKHOLDERS' (DEFICIT)
      Common stock,  $.001 par value; authorized
        250,000,000 shares; issued and outstanding
        105,056,767 shares as of December 31, 2004                      105,057
      Additional paid-in capital                                      4,288,991
      Deficit accumulated during the development stage               (5,178,951)
      Prepaid common stock warrants                                     150,000
                                                                    -----------

        TOTAL STOCKHOLDERS' (DEFICIT)                                  (634,903)
                                                                    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $ 1,263,049
                                                                    ===========

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        SIX MONTHS ENDED              THREE MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                    2003            2004            2003            2004
                                                ------------    ------------    ------------    ------------
                                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
INCOME
  Revenue from research & development
     contract                                   $     70,640    $      4,787    $     17,287    $      1,446
  Product sales                                           --          36,065              --          17,842
  Vessel sales                                            --          29,969              --          29,969
  Sale of aviation fuel                                   --          85,909              --              --
                                                ------------    ------------    ------------    ------------
                                                      70,640         156,730          17,287          49,257
                                                ------------    ------------    ------------    ------------

EXPENSES
  Cost of sales                                           --         144,489              --          47,931
  Selling, general and administrative              1,424,806         485,031       1,335,331         239,132
  Research and development                            54,817          10,945          25,088              --
  Impairment loss on license agreement                    --         301,542              --         301,542
                                                ------------    ------------    ------------    ------------
                                                   1,479,623         942,007       1,360,419         588,605
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Interest expense                                    (9,723)        (73,871)         (9,103)        (35,964)
  Gain on disposal of assets                              --             225              --             225
  Loss on stock issuance in exchange for debt       (364,657)             --        (364,657)             --
                                                ------------    ------------    ------------    ------------
                                                    (374,380)        (73,646)       (373,760)        (35,739)
                                                ------------    ------------    ------------    ------------

  NET LOSS                                      $ (1,783,363)   $   (858,923)   $ (1,716,892)   $   (575,087)
                                                ============    ============    ============    ============

PER SHARE DATA
  BASIC LOSS PER SHARE                          $      (0.05)   $      (0.01)   $      (0.04)   $          *
                                                ============    ============    ============    ============

  WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                          38,891,825      75,187,877      44,355,167      81,192,870
                                                ============    ============    ============    ============

     *Less than $(.01) loss per share

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 2003           2004
                                                             -----------    -----------
                                                             (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $(1,783,363)   $  (858,923)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Stock issued for services                            1,242,221         65,000
          Loss on stock exchanged for debt                       364,657             --
          Gain on sale of assets                                      --           (225)
          Depreciation expense                                       505         62,390
          Amortization expense                                    50,257         25,129
          Impairment loss on license agreement                        --        301,542
          (Increase) decrease in assets
            Decrease in accounts receivable                       46,548         13,380
            (Increase) in inventories                                 --        (27,704)
            (Increase) decrease in prepaid expenses and
                other current assets                             (13,427)        19,141
          Increase (decrease) in liabilities
            Increase (decrease) in accounts payable and
                accrued expenses                                 (43,114)       197,573
            Increase (decrease) in unearned revenue                   --         11,760
                                                             -----------    -----------

            NET CASH USED IN OPERATING ACTIVITIES               (135,716)      (190,937)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Shop equipment purchases                                           --         (8,769)
   Proceeds from sale of assets                                       --          2,246
   Advances on loans receivable                                       --         (3,000)
                                                             -----------    -----------

          NET CASH USED IN INVESTING ACTIVITIES                       --         (9,523)
                                                             -----------    -----------

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 2003           2004
                                                             -----------    -----------
                                                             (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
   Amounts received from related parties                         121,025         15,200
   Amounts received from line of credit                               --          9,800
   Amounts received from long-term debt                          108,500             --
   Advances received from other parties                           20,000         69,283
   Amounts received from convertible notes                            --          5,000
   Amounts received from exercise of common stock warrants            --         32,681
   Amounts received in connection with the issuance of
      common stock warrants                                           --        139,043
   Repayments to related parties                                (112,145)       (16,680)
   Repayments of long-term debt                                       --           (150)
   Repayments of obligations under capital lease                      --        (42,723)
   Repayments of payables to others                                   --        (53,166)
                                                             -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES              137,380        158,288
                                                             -----------    -----------

            NET INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                               1,664        (42,172)

          BEGINNING BALANCE - CASH AND CASH EQUIVALENTS              145         42,602
                                                             -----------    -----------

          ENDING BALANCE - CASH AND CASH EQUIVALENTS         $     1,809    $       430
                                                             ===========    ===========

RADIX MARINE, INC.
(FORMERLY MODERN MFG SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 2003           2004
                                                             -----------    -----------
                                                             (UNAUDITED)     (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    CASH PAID FOR:

        Interest Expense                                     $     4,675    $    34,788
                                                             ===========    ===========
        Income Taxes                                         $        --    $        --
                                                             ===========    ===========


    NON-CASH FINANCING AND INVESTING INFORMATION:

      During the six months ended December 31, 2004, the Company issued 782,034 shares of its common stock to consultants in the cancellation of $14,800 of indebtedness.

      During the six months ended December 31, 2004, holders of the Company convertible debentures exercised their option and converted $21,000 of indebtedness in exchange for 36,619,584 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares.

      During the six months ended December 31, 2004, the Company entered into an agreement to lease shop equipment. The transaction was accounted for as a capital lease and the Company valued the leased equipment at the present value of the lease payments totaling $52,000.

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

The Company has entered into a four year research and development contract with the United States Government acting through the Naval Undersea Warfare Center to develop a military capability for multiple undersea warfare missions using Undersea Vehicles with varying levels of manning and autonomy through a multi-phase program named the Spartan Undersea Warfare Combat Vehicle Program. In September 2004, the Company commenced its manufacturing operations. As of December 31, 2004, the Company had open contracts to construct two marine vessels (contract price $20,000), and kennels for the Washington State Patrol ($100,000), plus several small manufacturing jobs. Income from work during the preceding six months included $61,962 in manufacturing components for resale, $15,500 in manufacturing for retail sales (kennels), and $85,909 in wholesale of fuel.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and cash flows for the six-month periods ended December 31, 2003 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

                Vessel held under capital lease    5 years
                Office equipment                   5 years
                Computer software                  3 years
                Shop equipment                     7 years

Depreciation expense charged to operations for the six-months ended December 31, 2003, and 2004 was $505 and $62,390, respectively.

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

                               NET LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded. The Company has convertible debentures and warrants outstanding as of December 31, 2004, which are considered common stock equivalents and are anti-dilutive. Accordingly, basic and diluted earnings per share exclude these common stock equivalents from the related computation.

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

Another concentration of credit risks pertains to its accounts receivable. As of December 31, 2004, the Company is due $165,539 from six customers. As indicated, these receivables are unsecured and non-interest bearing. If any one of these six customers fails to pay, it would create a further hardship on the Company's ability to continue operating. Balances due from these customers and their related sales for the three- months ended December 31, 2004 are as follows:

                                     ACCOUNTS RECEIVABLE          QUARTERLY SALES
                                  ------------------------  --------------------------
 CUSTOMER         SERVICE             AMOUNT           %        AMOUNT             %
-----------    --------------
    1          R&D Contract            1,445         .87%        1,445          3.38%
    2          Mfg                    21,553       13.02%       41,362         96.62%
    3          Vessel sales           91,541       55.30%           --             0%
    4          Fuel sales             51,000       30.81%           --             0%
                                  -----------  -----------  -----------    -----------
                                     165,539      100.00%       42,807        100.00%
                                  ===========  ===========  ===========    ===========


As of December 31, 2004, the Company has established an allowance for doubtful accounts totaling $18,308.

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

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

                                RECLASSIFICATION

Certain amounts in December 31, 2003 have been reclassified to conform with the December 31, 2004 presentation. Such reclassification had no effect on net income as previously reported.

                                  PENSION PLAN

The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary and determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the six-months ended December 31, 2004, the Company's pension expense was $0.

NOTE 3 - INVENTORIES

Inventories as of December 31, 2004 consist of the following:

         Work in process            $27,704
                                    =======

NOTE 4 - INTANGIBLE ASSETS

As of December 31, 2004 the Company has intangible assets totaling $1,803,324. Of that amount, $1,300,754 was allocated to goodwill and $502,570 was allocated to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the contract was being amortized over the five-year term of the contract. Amortization expense for the six-months ended December 31, 2004 and 2003 was $25,129 and $50,257, respectively. During the three months ended December 31, 2004, this contract was determined to be non-performing and was written off in full. The total impairment loss for the six months ended December 31, 2004 was $301,542.

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the six-months ended December 31, 2004, no impairment loss was recognized by the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six-months ended December 31, 2004 the Company's President advanced $1,000 and received repayments totaling $2,480. The Company also received $14,200 in advances during the period from another related party, all of which were repaid as of December 31, 2004. Balances of loans due to officers, directors and other related parties as of December 31, 2004 amounted to $198,902. These loans are non-interest bearing, unsecured and due on demand.

During the six-months ended December 31, 2004 the Company made an advance of $3,000 to Radix Ortega, a related entity. This amount is outstanding at December 31, 2004 and is included in current assets.

NOTE 6 - LINE OF CREDIT

The Company has a $10,000 line of credit with a bank, with an interest rate of 8.75% at December 31, 2004. The principal balance owed as of December 31, 2004, was $9,800. The line of credit is secured by all of the Company's assets and is guaranteed by the officers of the Company. The line of credit matures October 19, 2005.

NOTE 7 - NOTES PAYABLE

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

Under the terms of the debenture, the shares issued on conversion must be registered. Therefore, upon notification of a conversion, the Company continues to file registration statements as required. In the event that the Company's registration statement has not been declared effective, the holder may demand repayment of 150% of the debenture, together will all accrued and unpaid interest in cash. Such repayment must be made within three days. In addition, the Company must issue immediately to the holder 50,000 shares of common stock and pay $15,000 for each thirty day period during which the principal amount including interest remains unpaid with the amount to increase to $20,000 for each thirty day period after the first ninety day period. During the six-months ending December 31, 2004, the investor converted $21,000 of the indebtedness in exchange for 36,519,584 shares of the Company's common stock. The balance of the convertible debenture as of December 31, 2004 amounted to $267,500. Interest charged to operations relating to this debenture for the six months ending December 31, 2004 totaled $9,413.

In connection with the issuance of the $300,000 debenture, the Company also issued warrants to the investor granting the investor the right to purchase 3,000,000 shares of the Company's common stock. The exercise price of the warrants is $1.00. The expiration date of the warrants is March 2007. During the six months ending December 31, 2004, the investor exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares, and exercised new warrants totaling $40,000 for the purchase of 40,000 additional common shares. Of the $40,000 total for new warrant exercises, the Company received $32,681 in cash. The remaining $7,319 was offset against the accrued interest payable on the related debenture.

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

In the above transaction, the investor advanced $250,000 in May 2004 towards the future exercise of the above-indicated warrants. Of the amount advanced, the investor exercised warrants during the six-months ended December 31, 2004 to purchase 160,000 shares of the Company's common stock, thereby reducing the amount advanced to $0 at December 31, 2004.

In addition, in August 2004, the investor advanced $90,000 for the future purchase of warrants. Of the $90,000 advance, $10,000 was sent directly to the Company's attorney as a partial payment for the preparation of a registration statement on Form SB-2. The $90,000 has been classified to prepaid warrants. Then in November, 2004, the investor advanced $60,000 for the future purchase of warrants. Of the $60,000 advanced, $10,000 was sent directly to the Company's attorney for final payment of a registration statement on Form SB-2. The $60,000 was classified to prepaid warrants, for a total of $150,000. Finally, the investor advanced $10,000 in December for the future purchase of warrants, and classified to prepaid warrants. The investor exercised warrants during the six-months ending December 31, 2004 to purchase 10,000 shares, thereby reducing the amount advanced to $150,000.

A reconciliation of the non-detachable warrants outstanding as of December 31, 2004 follows:

                Warrants Granted - March 2004           3,000,000
                Warrants exercised through
                  June 30, 2004                           (90,000)
                Warrants exercised - Six months
                  ended December 31, 2004                (210,000)
                                                        ---------
                  Warrants outstanding -
                    December 31, 2004                   2,700,000
                                                        =========

In addition, In August 2004, the Company borrowed $5,000 from another third party evidenced by a convertible note. The note bears interest at annual rate of 8% is due in November 2004. As of December 31, 2004, the Company is in default of the note. Under the terms of the note, the note holder has the right to convert the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of August 16, 2004.

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

The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the six months ended December 31, 2004 totaling $18,872. The Company made a payment of $150 towards this obligation during this period. The balance due at December 31, 2004, including accrued interest, was $485,927. Under the terms of payment, this promissory note is in default.

                                PAYABLE TO OTHERS

During the six-months ended December 31, 2004, the Company issued 782,034 shares of the Company's common stock in exchange for the cancellation of $14,800 of indebtedness.

At December 31, 2004, the Company had payables to third parties totaling $159,473. These loans are unsecured, non-interest bearing, and due on demand.

A recap of notes payable as of December 31, 2004 is as follows:

        Amount due under convertible debentures                $272,500
        Obligation under licensing agreement                    485,927
        Payable to third parties                                159,473
                                                               --------
           Total                                                917,900

        Less current maturities - convertible debentures         (5,000)
        Less current maturities - third parties and other      (645,400)
                                                               --------
           Long-term debt                                      $267,500
                                                               ========

NOTE 8 - CAPITALIZED LEASE OBLIGATIONS

The Company has entered into lease contracts for shop equipment and a marine vessel that are classified as capital leases. The following is a summary of future minimum payments under these leases:

                2005                                           $ 220,199
                2006                                             182,496
                2007                                             182,496
                2008                                              76,040
                                                               ---------

        Total minimum lease payments                             661,231

        Less: Imputed interest                                  (160,915)
                                                               ---------

        Present value of minimum capitalized lease payments      500,316

        Less: current maturities                                (144,462)
                                                               ---------

        Capitalized lease obligations, long term               $ 355,854
                                                               =========

Assets under capitalized lease obligations have a cost of $639,404 and accumulated depreciation of $169,217 as of December 31, 2004.

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

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 2004, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $4,100,000 which expire in various years through 2024.

NOTE 10 - STOCK ACTIVITY

During the six-months ended December 31, 2004 the Company issued 782,034 shares of its common stock in exchange for the cancellation of $14,800 of indebtedness.

During the six months ended December 31, 2004, holders of the Company convertible debentures exercised their option and converted $21,000 of indebtedness in exchange for 36,519,584 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares, and exercised new warrants totaling $40,000 for the purchase of 40,000 additional common shares.

During the six-months ended December 31, 2004 the Company issued 1,500,000 shares of common stock to officers and members of its Board of Directors as compensation. The shares were valued at $62,500 and charged to operations.

During the six-months ended December 31, 2004 the Company issued 150,000 shares of common stock to a subcontractor as payment for services. The shares were valued at $2,500 and charged to operations.

NOTE 11 - CONTINGENT LIABILITIES

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

A complaint has been filed against the Company on June 29, 2004, for sending out unsolicited advertisements via telephone facsimile machines in violation of the United States Telephone Consumer Protection Act. The complaint seeks to have class action certified. Each member of the affected class could assert a claim of $500. The sending of the unsolicited material was not authorized by the Company. Management has retained an attorney to represent them in this matter and management believes that class action status will not be granted. As of December 31, 2004, there has been no change in the disposition of this case.

 On January 11, 2005, a lawsuit was commenced against the Company and two of its officers individually, by La Jolla Cove Investors, Inc. in United States District Court for the District of Southern California, (Case # 05 CV 0049 JAH
(POR)). The dispute arose out of the Company's refusal to deliver approximately 35 million shares demanded by La Jolla in connection with certain conversion notices delivered by La Jolla to the Company during the month of December 2004. The Company believes that La Jolla was in material breach of certain conversion and exercise limitation provisions of the Securities Purchase Agreement, the Warrant and Convertible Debenture.

The Company negotiated a temporary settlement that required La Jolla to sign certain Stipulations of Settlement on January 31, 2005, pursuant to which La Jolla agreed to obtain trading records from Roth Capital Partners and Merriman Curhan Ford and Company in order to determine the amount of money La Jolla received selling the Company's common stock. In addition, the parties entered into a Stipulation whereby La Jolla agreed to suspend litigation against the Company for 90 days, and a Notice of Withdrawal of Motion for Temporary Restraining Order and Notice of Withdrawal of Motion for Preliminary Injunction was subsequently filed with the Court on February 4, 2005. As part of the settlement, La Jolla paid $45,000 in cash upon settlement. In exchange, on February 15, 2005 the Company delivered approximately 15 million shares with a value of $480,000. The Company believes that this amount, coupled with the value received for the shares of the Company's common stock delivered prior to this date, as evidenced by trading records, demonstrate that La Jolla Cove has been paid in full with a reasonable amount of interest. Should La Jolla Cove demand additional shares or monies, the Company will pursue a counterclaim of breach of contract, breach of implied covenant of good faith and fair dealing and violation of usery laws.

NOTE 12 - SUBSEQUENT EVENTS

During the period from January 1, 2005 through February 22, 2004, the Company issued the following shares of its common stock:

February 15, 2005       15,000,000 shares to La Jolla Cove Investors, Inc. as
                        part of certain Stipulations of Settlement the Company entered into with La Jolla on January 31, 2005.

February 10, 2005       584,950 restricted shares of common stock to acquire the
                        design rights to eight aluminum hull craft.

February 10, 2005       2,000,000 restricted shares of common stock as
                        compensation in lieu of $40,000 in compensation due to an employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Radix Marine, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Radix Marine, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

RESULTS OF OPERATIONS

For the six-months ended December 31, 2003 and 2004:

During the six-month period ending December 31, 2003, the Company had revenue of $70,640 from its contract with the U.S. Navy. It incurred general and administrative expenses totaling $1,424,806, which consisted primarily of consulting and legal fees that totaled $810,080 and $400,000, respectively. Substantially all services rendered in connection with consulting and legal were paid through the issuance of shares of the Company's common stock. Total common shares issued for legal services during the six-month period totaled 4,500,000. During the six-month period, the Company also incurred $54,817 in research and development costs, interest expense of $9,723 and a loss on stock issuance in exchange for debt totaling $364,657.

During the six-month period ended December 31, 2004, the Company had revenue of $4,787 from its contract with the U.S. Navy, $85,909 in fuel sales, and $77,794 from light manufacturing projects. During this six-month period, the Company had cost of goods sold of $153,551, and general and administrative expenses totaling $518,114. General and administrative expenses consisted primarily of depreciation expense of $62,390, payroll and related expenses of $142,211, stock-based officer and Board of Director compensation expense of $62,500, and contract amortization expense of $50,257.

During the six-months ended December 31, 2004, the Company also incurred $10,945 in research and development costs and interest expense of $73,871.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,664 during the six-months ended December 31, 2003. Amounts received from loans were $249,525. Included in this amount was $121,025 from related parties. Repayments to related parties during this six-month period were $112,145. During the six-months ended December 31, 2003, the Company used $135,716 in its operations.

Cash and cash equivalents as of December 31, 2004 totaled $430. Cash and cash equivalents decreased by $42,172 for the six-months ended December 31, 2004. Cash received during this six-month period included a $171,724 advance on the future exercise of common stock warrants, $181,870 from accounts receivable, $2,246 from the sale of assets, $9,800 from a line of credit, $74,283 from loans from third parties, a $1,000 advance from the Company's president and $14,200 of advances from another related party. Of the $455,123 received, $372,807 was used in operations, $8,769 was used to purchase manufacturing equipment, $3,000 was advanced to a related party, $42,723 was used to reduce the principal obligations under capital leases, $16,680 was used to reduce obligations due to related parties and $53,316 was used to reduce obligations due to third parties.

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

Through December 31, 2004, La Jolla Cove Investors provided us with an aggregate of $300,000 as consideration for convertible debenture, $410,000 as advances against the future exercise of common stock warrants, and $190,000 for the issuance of our common stock.

During the period from January 1, 2005, through February 22, 2004, the Company issued the following shares of its common stock:

February 15, 2005       15,000,000 shares to La Jolla Cove Investors, Inc. as
                        part of certain Stipulations of Settlement the Company entered into with LaJolla on January 31, 2005.

February 10, 2005       584,950 restricted shares of common stock to acquire the
                        design rights to eight aluminum hull craft.

February 10, 2005       2,000,000 restricted shares of common stock as
                        compensation in lieu of $40,000 in compensation due to an employee.


ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

On January 11, 2005, a lawsuit was commenced against the Company and two of its officers individually, by La Jolla Cove Investors, Inc. in United States District Court for the District of Southern California, (Case # 05 CV 0049 JAH
(POR)). The dispute arose out of the Company's refusal to deliver approximately 35 million shares demanded by La Jolla in connection with certain conversion notices delivered by La Jolla to the Company during the month of December 2004. The Company believes that La Jolla was in material breach of certain conversion and exercise limitation provisions of the Securities Purchase Agreement, the Warrant and Convertible Debenture.

This lawsuit was initially scheduled for hearing on March 3, 2005 and was subsequently accelerated to February 17, 2005. In addition, La Jolla later petitioned for an emergency hearing which was granted. The emergency hearing was set for February 4, 2005. Said acceleration did not allow the Company sufficient time to prepare defenses, counterclaims nor conduct thorough discovery. Accordingly, the Company commenced settlement discussions with La Jolla.

The Company negotiated a temporary settlement that required La Jolla to sign certain Stipulations of Settlement on January 31, 2005, pursuant to which La Jolla agreed to obtain trading records from Roth Capital Partners and Merriman Curhan Ford and Company in order to determine the amount of money La Jolla received selling the Company's common stock. In addition, the parties entered into a Stipulation whereby La Jolla agreed to suspend litigation against the Company for 90 days, and a Notice of Withdrawal of Motion for Temporary Restraining Order and Notice of Withdrawal of Motion for Preliminary Injunction was subsequently filed with the Court on February 4, 2005. As part of the settlement, La Jolla paid $45,000 in cash upon settlement. In exchange, on February 15, 2005 the Company delivered approximately 15 million shares with a value of $480,000. The Company believes that this amount, coupled with the value received for the shares of the Company's common stock delivered prior to this date, as evidenced by trading records, demonstrate that La Jolla Cove has been paid in full with a reasonable amount of interest. Should La Jolla Cove demand additional shares or monies, the Company will pursue a counterclaim of breach of contract, breach of implied covenant of good faith and fair dealing and violation of usery laws.

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

As of December 31, 2004, the investors provided us with an aggregate of $300,000 in convertible debenture and $410,000 as advances of future exercise of common stock warrants and $190,000 for the issuance of common stock. A recap of these advances is as follows:

      o $250,000 was disbursed to us on March 18, 2004; with an additional $50,000 which was been retained for services provided to our company by various professionals, and was directly disbursed upon effectiveness of our registration statement; We received back $20,000 of the $50,000 retainer in April 2004.

      o $250,000 was disbursed on May 5, 2004 upon effectiveness of the registration;

      o In exchange for issuing La Jolla 2,500,000, we received $100,000 on June 28, 2004; with an additional $50,000 retained for professional services;

      o $80,000 was disbursed to us on August 16, 2004; with an additional $10,000, which was directly disbursed for professional services;

      o $49,043.03 was disbursed to us on November 8, 2004; with an additional $10,000 which was directly disbursed for legal services, and $956.97 which was directly disbursed for filing fees;

      o $2,681.42 was disbursed to us on December 1, 2004; with an additional $7,318.58 withheld for interest against the convertible debenture;

      o     $10,000 was disbursed on December 6, 2004;

      o     $10,000 was disbursed on December 16, 2004;

      o     $10,000 was disbursed on December 21, 2004; and

      o     $10,000 was disbursed on December 29, 2004.

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

During the six months ended December 31, 2004, the Company issued 782,034 shares of its common stock to consultants in the cancellation of $14,800 of indebtedness.

During the six months ended December 31, 2004, holders of the Company convertible debentures exercised their option and converted $21,000 of indebtedness in exchange for 36,519,584 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares, and exercised new warrants totalling $40,000 for the purchase of 40,000 additional common shares.

During the six months ended December 31, 2004, the Company entered into an agreement to lease shop equipment. The transaction was accounted for as a capital lease and the Company valued the leased equipment at the present value of the lease payments totaling $52,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RADIX MARINE, INC.


                                         By: /s/ Kathy Bright
                                             --------------------------------
                                             Kathy Bright
                                             Chief Executive Officer


Dated: February 22, 2005



Dated: February 22, 2005
                                         By:  /s/ Scott Edwards
                                              -------------------------------
                                              Scott Edwards
                                              Chief Financial Officer