Form 10QSB
period 2005-03-31
RADIX MARINE INC
filed 2005-05-31
CIK 1030984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005.

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

                               5831 NE Minder Road
                                Poulsbo, WA 98370
                    (Address of principal executive offices)

                          9119 Ridgetop Blvd. Suite 260
                              Silverdale, WA 98383
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                 (360) 297-7303
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 23, 2005 there were issued and outstanding 125,943,187 shares of Common Stock, $.001 par value per share.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               RADIX MARINE, INC.
                 March 31, 2005 Quarterly Report on Form 10-QSB





                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet as of March 31, 2005                       3

         Consolidated Statements of Operations for the Nine Months
           and Three Months Ended March 31, 2005 and 2004                      4

         Consolidated Statements of Cash Flows for the Nine Months
           and Three Months Ended March 31, 2005 and 2004                      5

         Notes to Financial Statements                                      7-14

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                15

Item 3.  Controls and Procedures                                              16

PART II. OTHER INFORMATION                                                    16

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                   March 31,
                                                                     2005
                                                               -----------------
                                                                  (Unaudited)
Assets
   Current Assets
      Cash                                                     $            218
      Accounts receivable                                               110,136
      Inventories                                                        85,179
      Prepaid expenses and other current assets                         102,542
                                                               -----------------

        Total Current Assets                                            298,075
                                                               -----------------

   Property & Equipment
      Property held under capital lease                                 639,404
      Office equipment                                                    5,052
      Shop equipment                                                      8,770
                                                               -----------------

                                                                        653,226
      Less accumulated depreciation                                    (202,854)
                                                               -----------------

                                                                        450,372
                                                               -----------------
   Other Assets
      Intangible assets subject to amortization
        Design rights                                                    24,375
      Intangible assets not subject to amortization
        Goodwill                                                        550,704
                                                               -----------------

                                                                        575,079
                                                               -----------------

        Total Assets                                           $      1,323,526
                                                               =================

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                   March 31,
                                                                     2005
                                                               -----------------
                                                                  (Unaudited)
Liabilities and Stockholders' (Deficit)
   Current Liabilities
      Line of credit payable                                   $            750
      Accounts payable                                                  135,158
      Payroll taxes payable                                              56,365
      Accrued expenses                                                   43,900
      Payable to related parties                                        198,852
      Convertible notes                                                 135,875
      Current maturities of long-term debt                              614,182
      Current maturities of obligations under capital lease             153,382
                                                               -----------------

        Total Current Liabilities                                     1,338,464

      Obligations under capital lease                                   358,614
                                                               -----------------

        Total Liabilities                                             1,697,078
                                                               -----------------

   Stockholders' (Deficit)
      Common stock,  $.001 par value; authorized
        250,000,000 shares; issued and outstanding
        125,943,187 shares as of March 31, 2005                         125,944
      Additional paid-in capital                                      4,809,230
      Deficit accumulated during the development stage               (5,308,726)
                                                               -----------------

        Total Stockholders' (Deficit)                                  (373,552)
                                                               -----------------

        Total Liabilities and Stockholders' (Deficit)          $      1,323,526
                                                               =================

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Nine Months Ended                Three Months Ended
                                                              March 31,                        March 31,
                                                        2004             2005            2004             2005
                                                    -------------    -------------   -------------   ---------------
                                                     (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
Income
  Revenue from research & development
     contract                                       $     81,543     $      4,787    $     10,903    $            -
  Product sales                                                -          109,401               -            43,367
  Vessel sales                                            29,614                -          29,614                 -
  Sale of aviation fuel                                        -           85,909               -                 -
                                                    -------------    -------------   -------------   ---------------
                                                         111,157          200,097          40,517            43,367
                                                    -------------    -------------   -------------   ---------------

Expenses
  Cost of sales                                           28,113          174,458          28,113            29,969
  Selling, general and administrative                  1,613,721          579,314         188,915            94,283
  Research and development                                82,443           10,945          27,626                 -
  Impairment loss on license agreement                         -          301,542               -                 -
                                                    -------------    -------------   -------------   ---------------
                                                       1,724,277        1,066,259         244,654           124,252
                                                    -------------    -------------   -------------   ---------------

Other Income (Expenses)
  Interest expense                                       (10,251)        (122,761)           (528)          (48,890)
  Interest income                                              4                -               4                 -
  Gain on disposal of assets                                   -              225               -                 -
  Gain (loss) on stock issuance in exchange for debt    (269,200)               -           6,251                 -
                                                    -------------    -------------   -------------   ---------------
                                                        (279,447)        (122,536)          5,727           (48,890)
                                                    -------------    -------------   -------------   ---------------

  Net Loss                                          $ (1,892,567)    $   (988,698)   $   (198,410)   $     (129,775)
                                                    =============    =============   =============   ===============


Per Share Data
  Basic loss per share                              $      (0.04)    $      (0.01)   $          *    $            *
                                                    =============    =============   =============   ===============

  Weighted average common
      shares outstanding                              45,394,496       89,217,180      58,010,640       117,899,313
                                                    =============    =============   =============   ===============
*Less than $(.01) loss per share

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                          March 31,
                                                                   2004               2005
                                                              ----------------   ----------------
                                                                (Unaudited)        (Unaudited)
Cash Flows from Operating Activities
   Net Loss                                                   $    (1,892,567)   $      (988,698)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Stock issued for services                                 1,242,220             72,000
          Stock issued for payment of interest                              -             17,500
          Loss on stock exchanged for debt                            269,200                  -
          Bad debt expense                                                  -             18,749
          Gain on sale of assets                                            -               (225)
          Depreciation expense                                            758             94,184
          Amortization expense                                         75,386             25,754
          Impairment loss on license agreement                              -            301,542
          (Increase) decrease in assets
            Decrease in accounts receivable                            20,287             31,725
            Decrease in escrow deposits                                30,000                  -
            (Increase) in inventories                                       -            (85,179)
            (Increase) decrease in prepaid expenses and
                other current assets                                   (3,498)           (23,385)
          Increase (decrease) in liabilities
            Increase (decrease) in accounts payable and
                accrued expenses                                     (150,609)           203,485
                                                              ----------------   ----------------

            Net cash used in operating activities                    (408,823)          (332,548)
                                                              ----------------   ----------------

Cash Flows from Investing Activities
   Shop equipment purchases                                                 -             (8,769)
   Proceeds from sale of assets                                             -              2,246
   Advances on loans receivable                                             -             (8,200)
                                                              ----------------   ----------------

          Net cash used in investing activities                             -            (14,723)
                                                              ----------------   ----------------

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                            March 31,
                                                                   2004               2005
                                                              ----------------   ----------------
                                                                (Unaudited)        (Unaudited)
Cash Flows from Financing Activities
   Amounts received from related parties                              301,445             17,710
   Amounts received from line of credit                                     -                750
   Amounts received from long-term debt                                48,500                200
   Amounts received from payables to others                                 -             76,283
   Amounts received from convertible notes                             90,000            165,000
   Amounts received from convertible debenture                        250,000                  -
   Amounts received from exercise of common stock warrants                  -             32,681
   Amounts received in connection with the issuance of
      common stock warrants                                                 -            184,043
   Repayments to related parties                                     (130,195)           (19,240)
   Repayments of long-term debt                                             -             (5,600)
   Repayments of obligations under capital lease                            -            (51,049)
   Repayments of payables to others                                         -            (95,891)
                                                              ----------------   ----------------

          Net cash provided by financing activities                   559,750            304,887
                                                              ----------------   ----------------
                                                                                               -
            Net Increase (Decrease) in Cash
                and Cash Equivalents                                  150,927            (42,384)

          Beginning Balance - Cash and Cash Equivalents                   145             42,602
                                                              ----------------   ----------------

          Ending Balance - Cash and Cash Equivalents          $       151,072    $           218
                                                              ================   ================

RADIX MARINE, INC.
(Formerly Modern MFG Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                           Nine Months Ended
                                                                March 31,
                                                            2004         2005
                                                        -----------  -----------
                                                        (Unaudited)  (Unaudited)

Supplemental Disclosures of Cash Flow Information

    Cash Paid For:

       Interest Expense                                 $     5,187  $   63,985
                                                        ===========  ===========
       Income Taxes                                     $         -  $        -
                                                        ===========  ===========


Non-Cash Financing and Investing Information:

During the nine months ended March 31, 2005, the Company issued 782,034 shares of its common stock to consultants in the cancellation of $14,800 of indebtedness.

During the nine months ended March 31, 2005, holders of the Company convertible debentures exercised their option and converted $21,000 of indebtedness in exchange for 36,619,584 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares.

During the nine months ended March 31, 2005, the Company entered into an agreement to lease shop equipment. The transaction was accounted for as a capital lease and the Company valued the leased equipment at the present value of the lease payments totaling $52,000.

During the nine months ended March 31, 2005, the Company issued 15,000,000 shares of its common stock to La Jolla Cove Investors, Inc. for the retirement of $462,500 of convertible debt and related warrant obligations and $17,500 of accrued interest. The shares were issued pursuant to certain stipulations of settlement the Company entered into with La Jolla on January 31, 2005. The parties are still in dispute and the final outcome of the litigation is uncertain.

During the nine-months ended March 31, 2005, the Company issued 584,950 shares of common stock to acquire the design rights for hull designs. These shares were valued at $25,000 and recorded as an intangible asset.

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

The Company has entered into a four year research and development contract with the United States Government acting through the Naval Undersea Warfare Center to develop a military capability for multiple undersea warfare missions using Undersea Vehicles with varying levels of manning and autonomy through a multi-phase program named the Spartan Undersea Warfare Combat Vehicle Program. In September 2004, the Company commenced its manufacturing operations. As of March 31, 2005, the Company had open contracts to construct two marine vessels (contract price $20,000), and kennels for the Washington State Patrol ($100,000), plus several small manufacturing jobs. Income from work during the preceding nine months included $4,787 from the research and development contract, $50,751 in manufacturing components for resale, $15,500 in manufacturing for retail sales (kennels), and $85,909 in wholesale of fuel.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and cash flows for the six-month periods ended March 31, 2004 and 2005. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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



Vessel held under capital lease    5 years
Office equipment                   5 years
Computer software                  3 years
Shop equipment                     7 years


Depreciation expense charged to operations for the nine-months ended March 31, 2004, and 2005 was $758 and $94,631, respectively.

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

Another concentration of credit risks pertains to its accounts receivable. As of March 31, 2005, the Company is due $147,193 from four customers. As indicated, these receivables are unsecured and non-interest bearing. If any one of these five customers fails to pay, it would create a further hardship on the Company's ability to continue operating. Balances due from these customers and their related sales for the three-months ended March 31, 2005 are as follows:

                                              ACCOUNTS RECEIVABLE          QUARTERLY SALES
                                           ------------------------  --------------------------
 CUSTOMER             SERVICE                  AMOUNT           %        AMOUNT             %
-----------    --------------------
    1          Manufacturing               $    2,267        1.54%           --             0%
    2          Manufacturing                    2,385        1.62%       28,818           100%
    3          Vessel sales                    91,541       62.19%           --             0%
    4          Fuel sales                      51,000       34.65%           --             0%
                                           -----------  -----------  -----------    -----------
                                           $  147,193      100.00%       28,818           100%
                                           ===========  ===========  ===========    ===========


As of March 31, 2005, the Company has established an allowance for doubtful accounts totaling $37,057.

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

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

                                RECLASSIFICATION

Certain amounts in March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation. Such reclassification had no effect on net income as previously reported.

                                  PENSION PLAN

The Company started a 401(k) plan effective January 1, 2003. All employees employed on the effective date are eligible. Employees hired after the effective date are required to have one year of service and be at least twenty-one years old. The plan has matching contributions, which are discretionary and determined annually by the plan sponsor. After six years of service the vesting percentage is 100%. For the nine-months ended March 31, 2005, the Company's pension expense was $0.

NOTE 3 - INVENTORIES

Inventories as of March 31, 2005 consist of the following:

         Work in process            $85,179
                                    =======


NOTE 4 - INTANGIBLE ASSETS

In February 2005 the Company acquired certain design rights for hull designs. These rights were valued at $25,000 and purchased through the issue of 584,950 shares of common stock. The design rights are being amortized over a 3-year period. Amortization expense on these rights for the nine-months ended March 31, 2005 was $625.

Estimated amortization expense for the remaining life of the contract is as follows for the years ended March 31:

                           2006             $     8,333
                           2007                   8,333
                           2008                   7,709

As of March 31, 2005 the Company has goodwill totaling $550,704 from the purchase of Integrated Maritime Platforms International, Inc. Originally the Company allocated $1,300,754 to goodwill and $502,570 to the purchase of a contract regarding the development and production of an Unmanned Surface Vehicle. The price of the development contract was being amortized over the five-year term of the contract. Amortization expense on the contract for the nine-months ended March 31, 2004 and 2005 was $75,386 and $25,129, respectively. During the quarter ended December 31, 2004, this contract was determined to be non-performing and was written off in full. The total impairment loss for the nine months ended March 31, 2005 was $301,542.

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting carrying amount exceeds its fair value. During the year ended June 30, 2003, the Company determined the carrying amount of net assets acquired in the purchase of Integrated exceeded their fair values, which was estimated based upon the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $750,000 was recognized by that reporting unit during the year ended June 30, 2003. For the nine-months ended March 31, 2005, no impairment loss was recognized by the Company on its goodwill.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine-months ended March 31, 2005 the Company's President advanced $3,200 and received repayments totaling $3,500. The Company also received $14,200 in advances during the period from another related party, all of which were repaid as of March 31, 2005. Balances of loans due to officers, directors and other related parties as of March 31, 2005 amounted to $198,852. These loans are non-interest bearing, unsecured and due on demand.

NOTE 6 - LINE OF CREDIT

The Company has a $10,000 line of credit with a bank, with an interest rate of 8.75% at March 31, 2005. The principal balance owed as of March 31, 2005, was $750. The line of credit is secured by all of the Company's assets and is guaranteed by the officers of the Company. The line of credit matures October 19, 2005.

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

Under the terms of the debenture, the shares issued on conversion must be registered. Therefore, upon notification of a conversion, the Company continues to file registration statements as required. In the event that the Company's registration statement has not been declared effective, the holder may demand repayment of $150% of the debenture, together will all accrued and unpaid interest in cash. Such repayment must be made within three days. In addition, the Company must issue immediately to the holder 50,000 shares of common stock and pay $15,000 for each thirty day period during which the principal amount including interest remains unpaid with the amount to increase to $20,000 for each thirty day period after the first ninety day period. During the nine-months ending March 31, 2005, the investor converted $21,000 of the indebtedness in exchange for 36,519,584 shares of the Company's common stock. The remaining balance of the convertible debenture of $267,500 (plus $195,000 of prepaid warrants and $17,500 of accrued interest) are believed by the Company to have been retired through the issuance of 15,000,000 shares to the holder in February 2005, pursuant to certain Stipulations of Settlement of a lawsuit by the holder as discussed in Note 11. Interest charged to operations relating to this debenture for the nine months ending March 31, 2005 totaled $26,913.

In connection with the issuance of the $300,000 debenture, the Company also issued warrants to the investor granting the investor the right to purchase 3,000,000 shares of the Company's common stock. The exercise price of the warrants is $1.00. The expiration date of the warrants is March 2007. During the nine months ending March 31, 2005, the investor exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares, and exercised new warrants totaling $40,000 for the purchase of 40,000 additional common shares. Of the $40,000 total for new warrant exercises, the Company received $32,681 in cash. The remaining $7,319 was offset against the accrued interest payable on the related debenture.

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

In the above transaction, the investor advanced $250,000 in May 2004 towards the future exercise of the above-indicated warrants. Of the amount advanced, the investor exercised warrants during the nine-months ended March 31, 2005 to purchase 160,000 shares of the Company's common stock, thereby reducing the amount advanced to $0 at March 31, 2005.

In addition, in August 2004, the investor advanced $90,000 for the future purchase of warrants. Of the $90,000 advance, $10,000 was sent directly to the Company's attorney as a partial payment for the preparation of a registration statement on Form SB-2. The $90,000 has been classified to prepaid warrants. Then in November, 2004, the investor advanced $60,000 for the future purchase of warrants. Of the $60,000 advanced, $10,000 was sent directly to the Company's attorney for final payment of a registration statement on Form SB-2. The $60,000 was classified to prepaid warrants, for a total of $150,000. The investor then advanced $10,000 in December 2004 for the future purchase of warrants, and classified to prepaid warrants. The investor exercised warrants during the nine-months ending March 31, 2005 to purchase 10,000 shares, thereby reducing the amount advanced to $150,000. Finally, the investor advanced $45,000 in February 2005, pursuant to certain Stipulations of Settlement of a lawsuit by the holder as discussed in Note 11. The remaining $195,000 of prepaid warrants (plus $267,500 of convertible debt and $17,500 of accrued interest) are believed by the Company to have been retired through the issuance of 15,000,000 shares to the holder in February 2005 as part of these same Stipulations of Settlement. However, the final outcome of the litigation is still uncertain.

                             OTHER CONVERTIBLE NOTES

In addition, In August 2004, the Company borrowed $5,000 from another third party evidenced by a convertible note. The note bears interest at annual rate of 8% and is due in November 2004. Under the terms of the note, the note holder has the right to convert the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of August 16, 2004.

In February 2005, the Company borrowed $75,000 from another third party evidenced by a convertible note. The note bears interest at annual rate of 8% and is due in March 2005. Under the terms of the note, the note holder has the right to convert up to 20% of the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of February 10, 2005. In February 2005, this note holder exercised the option to convert $19,125 of the note balance into 2,125,000 shares of the Company's common stock.

In February 2005, the Company borrowed $50,000 from another third party evidenced by a convertible note. The note bears interest at annual rate of 8% and is due in August 2005. Under the terms of the note, the note holder has the right to convert up to 20% of the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of February 16, 2005. In February 2005, this note holder exercised the option to convert $10,000 of the note balance into 1,176,470 shares of the Company's common stock.

In March 2005, the Company borrowed $5,000 from another third party evidenced by a convertible note. The note bears interest at annual rate of 8% is due in November 2004. Under the terms of the note, the note holder has the right to convert the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of March 1, 2005.

In March 2005, the Company borrowed $30,000 from another third party evidenced by a convertible note. The note bears interest at annual rate of 8% is due in November 2004. Under the terms of the note, the note holder has the right to convert the note into shares of the Company's common stock based on a price per share equal to 50% of the twenty-day trailing average closing price of the Company's common stock immediately prior to the date of initial financing of August 16, 2004.

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

The obligation and the related asset were valued at the estimated present value of the expected future payments over the term of the note of $520,512. In calculating the present value the Company used an interest rate of 8% per annum. In addition, the Company accrued interest on this obligation during the nine months ended March 31, 2005 totaling $28,629. The Company made payments of $5,600 towards this obligation during this period. The balance due at March 31, 2005, including accrued interest, was $490,434. Under the terms of payment, this promissory note is in default.

In March of 2005, a demand was made on the company to cure the default on the note. In lieu of curing the note, in April 2005 the noteholder agreed to extend the terms of the note to April 25, 2007.

                                PAYABLE TO OTHERS

During the nine-months ended March 31, 2005, the Company issued 782,034 shares of the Company's common stock in exchange for the cancellation of $14,800 of indebtedness to third parties.

At March 31, 2005, the Company had payables to third parties totaling $123,748. These loans are unsecured, non-interest bearing, and due on demand.

A recap of notes payable as of March 31, 2005 is as follows:



Amount due under convertible notes                     $ 165,000
Obligation under licensing agreement                     490,434
Payable to third parties                                 123,748
                                                       ---------
   Total                                                779,182

Less current maturities - convertible notes             (165,000)
Less current maturities - third parties and other       (614,182)
                                                       ---------
   Long-term debt                                      $      --
                                                       =========



NOTE 8 - CAPITALIZED LEASE OBLIGATIONS

The Company has entered into lease contracts for shop equipment and a marine vessel that are classified as capital leases. The following is a summary of future minimum payments under these leases for the years ended March 31:

                      2006                                      $   256,453
                      2007                                          182,496
                      2008                                          182,496
                      2009                                           30,416
                                                                ------------

      Total minimum lease payments                                  651,861

      Less: Imputed interest                                       (139,865)
                                                                 ----------

      Present value of minimum capitalized lease payments           511,996

      Less: current maturities                                     (153,382)
                                                                 -----------

      Capitalized lease obligations, long term                  $   358,614
                                                                ============

Assets under capitalized lease obligations have a cost of $639,405 and accumulated depreciation of $204,445 as of March 31, 2005.

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

NOTE 10 - STOCK ACTIVITY

During the nine-months ended March 31, 2005 the Company issued 782,034 shares of its common stock in exchange for the cancellation of $14,800 of indebtedness.

During the nine months ended March 31, 2005, holders of the Company convertible debentures exercised their option and converted $21,000 of indebtedness in exchange for 36,519,584 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares, and exercised new warrants totaling $40,000 for the purchase of 40,000 additional common shares.

During the nine-months ended March 31, 2005 the Company issued 1,500,000 shares of common stock to officers and members of its Board of Directors as compensation. The shares were valued at $62,500 and charged to operations.

During the nine-months ended March 31, 2005, the Company issued 584,950 shares of common stock to acquire the design rights for hull designs. These shares were valued at $25,000 and recorded as an intangible asset.

During the nine-months ended March 31, 2005 the Company issued 2,150,000 shares of common stock to subcontractors as payment for services. The shares were valued at $9,500 and charged to operations.

During the nine-months ended March 31, 2005 the Company issued 2,125,000 shares of common stock to the holder of a convertible note in exchange for a $19,125 reduction of the note balance.

During the nine-months ended March 31, 2005 the Company issued 1,176,470 shares of common stock to the holder of a convertible note in exchange for a $10,000 reduction of the note balance.

During the nine-months ended March 31, 2005 the Company issued 15,000,000 shares of its common stock to La Jolla Cove Investors, Inc. for the retirement of $267,500 of convertible debt, $195,000 of prepaid warrants and $17,500 of accrued interest. The issuance of the shares is pursuant to certain Stipulations of Settlement in a lawsuit between the parties, described further in Note 11. The final outcome of this litigation is uncertain.

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

A complaint has been filed against the Company on June 29, 2004, for sending out unsolicited advertisements via telephone facsimile machines in violation of the United States Telephone Consumer Protection Act. The complaint seeks to have class action certified. Each member of the affected class could assert a claim of $500. The sending of the unsolicited material was not authorized by the Company. Management has retained an attorney to represent them in this matter and management believes that class action status will not be granted. As of March 31, 2005, there has been no change in the disposition of this case.

In August 2004, the Company filed a lawsuit against Norsco Marine, Inc. for monies due and breach of contract in the amount of approximately $90,000 plus accrued interest and attorney fees. A settlement was discussed in November 2004, whereby the proceeds of a vessel sale would be used to pay the damages sought. The final proceeds from the sale have not yet been determined and there has since been no change in the disposition of this case. The Company plans on pursuing actions against certain individuals in the corporation, as Norsco Marine, Inc. is no longer a viable entity.

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

The Company negotiated a temporary settlement that required La Jolla to sign certain Stipulations of Settlement on January 31, 2005, pursuant to which La Jolla agreed to obtain trading records from Roth Capital Partners and Merriman Curhan Ford and Company in order to determine the amount of money La Jolla received selling the Company's common stock. In addition, the parties entered into a Stipulation whereby La Jolla agreed to suspend litigation against the Company for 90 days, and a Notice of Withdrawal of Motion for Temporary Restraining Order and Notice of Withdrawal of Motion for Preliminary Injunction was subsequently filed with the Court on February 4, 2005. As part of the settlement, La Jolla paid $45,000 in cash upon settlement. In exchange, on February 15, 2005 the Company delivered approximately 15 million shares with a value of $480,000. The Company believes that this amount, coupled with the value received for the shares of the Company's common stock delivered prior to this date, as evidenced by trading records, demonstrates that La Jolla Cove has been paid in full with a reasonable amount of interest. Should La Jolla Cove demand additional shares or monies, the Company will pursue a counterclaim of breach of contract, breach of implied covenant of good faith and fair dealing and violation of usury laws. As of March 31, 2005, there has been no change in the disposition of this case and the final outcome is uncertain.

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


RESULTS OF OPERATIONS

For the three-months ended March 31, 2004 and 2005:

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

During the three-month period ended March 31, 2004, the Company also incurred $27,626 in research and development costs, interest expense of $528 and a gain on stock issuance in exchange for debt totaling $6,251.

During the three-month period ended March 31, 2005, the Company had revenue of $43,367 from light manufacturing projects. During this three-month period, the Company had cost of goods sold of $29,969 and general and administrative expenses totaling $94,283. General and administrative expenses consisted primarily of depreciation expense of $31,794, payroll and related expenses of $16,323, rent expense of $11,609, and accounting fees of $6,740.

During the three-months ended March 31, 2005, the Company also incurred interest expense of $48,890.

For the nine-months ended March 31, 2004 and 2005:

During the nine-month period ending March 31, 2004, the Company had revenue of $81,543 from its contract with the U.S. Navy and $29,614 from the sale of a vessel. It incurred general and administrative expenses totaling $1,613,721, which consisted primarily of consulting and legal fees that totaled $815,254 and $415,243, respectively, payroll of $82,125, vessel lease costs of $105,546, and contract amortization expense of $75,386. Substantially all services rendered in connection with consulting and legal were paid through the issuance of shares of the Company's common stock. Total common shares issued for legal services during the six-month period totaled 4,500,000.

During the nine-month period ended March 31, 2004, the Company also incurred $82,443 in research and development costs, interest expense of $10,251 and a loss on stock issuance in exchange for debt totaling $269,200.

During the nine-month period ended March 31, 2005, the Company had revenue of $4,787 from its contract with the U.S. Navy, $85,909 in fuel sales, and $109,401 from light manufacturing projects. During this nine-month period, the Company had cost of goods sold of $174,458, and general and administrative expenses totaling $579,314. General and administrative expenses consisted primarily of depreciation expense of $94,184, payroll and related expenses of $158,534, stock-based officer and Board of Director compensation expense of $62,500, rent expense of $45,289, legal fees of $36,255, accounting fees of $32,060, amortization expense of $25,754 and shareholder costs of $21,362.

During the nine-months ended March 31, 2005, the Company also incurred $10,945 in research and development costs and interest expense of $122,761.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2004, was increased by $150,927. Cash from non-operating sources received during this nine-month period came from loans amounting to $439,945. Included in this amount was $301,445 from related parties. Repayments to related parties during the nine-month period were $130,195. Also received was $250,000 from the convertible debenture. During the nine-months ended March 31, 2004, the company used $408,823 in its operations.

Cash and cash equivalents as of March 31, 2005, was decreased by $42,384. Cash from non-operating sources received during this nine-month period included loans amounting to $259,943 and a sale of assets totaling $2,246. Included in this amount was $17,710 from related parties. Also received was $216,724 from the issuance and exercise of common stock warrants. Repayments to related parties during the nine-month period were $19,240. Repayments of other debt obligations totaled $101,491. Repayments of capital lease obligations totaled $51,049. The Company made shop equipment purchases totaling $8,769 and advances on loans receivable of $8,200. During the nine-months ended March 31, 2005, the company used $332,548 in its operations.

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

Through March 31, 2005, La Jolla Cove Investors provided us with an aggregate of $300,000 as consideration for convertible debenture, $455,000 as advances against the future exercise of common stock warrants, and $190,000 for the issuance of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

During the period from April 1, 2005, through May 23, 2005 the Company has not issued any shares of its common stock.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2004, the Company filed a lawsuit against Norsco Marine, Inc. for monies due and breach of contract in the amount of approximately $90,000 plus accrued interest and attorney fees. A settlement was discussed in November 2004, whereby the proceeds of a vessel sale would be used to pay the damages sought. The final proceeds from the sale have not yet been determined and there has since been no change in the disposition of this case. The Company plans on pursuing actions against certain individuals in the corporation, as Norsco Marine, Inc. is no longer a viable entity.

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

The Company negotiated a temporary settlement that required La Jolla to sign certain Stipulations of Settlement on January 31, 2005, pursuant to which La Jolla agreed to obtain trading records from Roth Capital Partners and Merriman Curhan Ford and Company in order to determine the amount of money La Jolla received selling the Company's common stock. In addition, the parties entered into a Stipulation whereby La Jolla agreed to suspend litigation against the Company for 90 days, and a Notice of Withdrawal of Motion for Temporary Restraining Order and Notice of Withdrawal of Motion for Preliminary Injunction was subsequently filed with the Court on February 4, 2005. As part of the settlement, La Jolla paid $45,000 in cash upon settlement. In exchange, on February 15, 2005 the Company delivered approximately 15 million shares with a value of $480,000. The Company believes that this amount, coupled with the value received for the shares of the Company's common stock delivered prior to this date, as evidenced by trading records, demonstrate that La Jolla Cove has been paid in full with a reasonable amount of interest. Should La Jolla Cove demand additional shares or monies, the Company will pursue a counterclaim of breach of contract, breach of implied covenant of good faith and fair dealing and violation of usury laws.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent securities of the Company which were sold by it during the three month period ended March 31, 2005, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise specified below, the offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of the Company or executive officers and/or directors of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on March 17, 2004 for the sale of
(i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock.

As of March 31, 2005, the investors provided us with an aggregate of $300,000 in convertible debenture and $455,000 as advances of future exercise of common stock warrants and $190,000 for the issuance of common stock. A recap of these advances is as follows:

o $250,000 was disbursed to us on March 18, 2004; with an additional $50,000 which was been retained for services provided to our company by various professionals, and was directly disbursed upon effectiveness of our registration statement; We received back $20,000 of the $50,000 retainer in April 2004.
o $250,000 was disbursed on May 5, 2004 upon effectiveness of the registration;
o In exchange for issuing La Jolla 2,500,000, we received $100,000 on June 28, 2004; with an additional $50,000 retained for professional services;
o $80,000 was disbursed to us on August 16, 2004; with an additional $10,000, which was directly disbursed for professional services;
o $49,043.03 was disbursed to us on November 8, 2004; with an additional $10,000 which was directly disbursed for legal services, and $956.97 which was directly disbursed for filing fees;
o $2,681.42 was disbursed to us on December 1, 2004; with an additional $7,318.58 withheld for interest against the convertible debenture;
o   $10,000 was disbursed on December 6, 2004;
o   $10,000 was disbursed on December 16, 2004;
o   $10,000 was disbursed on December 21, 2004; and
o   $10,000 was disbursed on December 29, 2004.
o   $45,000 was disbursed on February 1, 2005

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

During the nine-months ended March 31, 2005 the Company issued 782,034 shares of its common stock in exchange for the cancellation of $14,800 of indebtedness.

During the nine months ended March 31, 2005, holders of the Company convertible debentures exercised their option and converted $21,000 of indebtedness in exchange for 36,519,584 shares of the Company's common stock. In connection with the conversion, these investors also exercised prepaid warrants totaling $170,000 for the purchase of 170,000 additional common shares, and exercised new warrants totaling $40,000 for the purchase of 40,000 additional common shares.

During the nine-months ended March 31, 2005 the Company issued 1,500,000 shares of common stock to officers and members of its Board of Directors as compensation. The shares were valued at $62,500 and charged to operations.

During the nine-months ended March 31, 2005, the Company issued 584,950 shares of common stock to acquire the design rights for hull designs. These shares were valued at $25,000 and recorded as an intangible asset.

During the nine-months ended March 31, 2005 the Company issued 2,150,000 shares of common stock to subcontractors as payment for services. The shares were valued at $9,500 and charged to operations.

During the nine-months ended March 31, 2005 the Company issued 2,125,000 shares of common stock to the holder of a convertible note in exchange for a $19,125 reduction of the note balance.

During the nine-months ended March 31, 2005 the Company issued 1,176,470 shares of common stock to the holder of a convertible note in exchange for a $10,000 reduction of the note balance.

During the nine-months ended March 31, 2005 the Company issued 15,000,000 shares of its common stock to La Jolla Cove Investors, Inc. for the retirement of $267,500 of convertible debt, $195,000 of prepaid warrants and $17,500 of accrued interest. The issuance of the shares is pursuant to certain Stipulations of Settlement in a lawsuit between the parties, described further in Note 11. The final outcome of this litigation is uncertain.

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

                               RADIX MARINE, INC.




                                         By: /s/ Kathy Bright
                                             --------------------------------
                                             Kathy Bright
                                             Chief Executive Officer


Dated: May 24, 2005




Dated: May 24, 2005
                                         By:  /s/ Scott Edwards
                                              -------------------------------
                                              Scott Edwards
                                              Chief Financial Officer